Form 10-Q
period 1995-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 1995-11-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                        Fidelity Leasing Income Fund VI, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

             Delaware                                  23-2540929
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

                  250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

                                   (610) 964-7102
_______________________________________________________________________________
                (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                    Page 1 of 12
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1995                     1994
                                        ______________           _____________

Cash and cash equivalents                $ 4,264,093               $ 5,509,017

Investment securities held to maturity          -                    2,235,101

Accounts receivable                          116,008                   112,131

Interest receivable                            5,528                    51,877

Due from related parties                       7,448                    27,051

Equipment under operating leases
(net of accumulated depreciation
of $13,178,044 and $18,360,372,
respectively)                              6,351,399                 5,001,631

Net investment in direct financing
 leases                                      731,170                   969,434

Equipment held for sale or lease              21,275                 1,249,700
                                         ___________               ___________

       Total assets                      $11,496,921               $15,155,942
                                         ===========               ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance         $   103,777               $   218,200

     Accounts payable - equipment               -                      518,100

     Accounts payable and
      accrued expenses                        83,648                   163,814

     Due to related parties                  263,641                   298,380
                                         ___________               ___________
       Total liabilities                     451,066                 1,198,494

Partners' capital                         11,045,855                13,957,448
                                         ___________               ___________
           Total liabilities and
            partners' capital            $11,496,921               $15,155,942
                                         ===========               ===========



     The accompanying notes are an integral part of these financial statements.


                                         2
                        FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1995        1994         1995        1994
                                   ____        ____         ____        ____

Income:
     Rentals                    $1,238,450  $1,506,814   $4,020,545  $4,668,277
     Earned income on direct
      financing leases              21,407      23,321       62,902      72,903
     Interest                       59,009      94,634      222,858     234,220
     Gain on sale of equipment,
      net                             -           -         549,564      16,425
     Other                           1,102       3,185       13,368       6,645
                                __________  __________   __________  __________

                                 1,319,968   1,627,954    4,869,237   4,998,470
                                __________  __________   __________  __________

Expenses:
     Depreciation and
      amortization                 921,745   1,182,766    3,079,485   3,952,760
     Write-down of equipment
      to net realizable value        2,183     100,000      303,116     200,000
     General and administrative     35,386      42,732       96,205     137,470
     General and administrative
      to related party              43,419      59,651      171,560     164,626
     Management fee to related
      party                         64,426      75,502      203,933     233,330
     Loss on sale of equipment,
      net                          132,291     131,475         -           -
                                __________  __________   __________  __________

                                 1,199,450   1,592,126    3,854,299   4,688,186
                                __________  __________   __________  __________

Net income                      $  120,518  $   35,828   $1,014,938  $  310,284
                                ==========  ==========   ==========  ==========

Net income per equivalent
  limited partnership unit      $     3.27  $      .55   $    27.06  $     6.09
                                ==========  ==========   ==========  ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                        34,072      42,237       36,243      44,735
                                ==========  ==========   ==========  ==========







     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                    (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1995       $ 9,380    80,537    $13,948,068    $13,957,448

Redemptions                       -       (1,241)      (186,560)      (186,560)

Cash distributions             (37,395)     -        (3,702,576)    (3,739,971)

Net income                      34,065      -           980,873      1,014,938
                               _______    ______    ___________    ___________

Balance, September 30, 1995    $ 6,050    79,296    $11,039,805    $11,045,855
                               =======    ======    ===========    ===========




































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND VI, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1995 and 1994
                                  (Unaudited)        1995          1994
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $1,014,938     $  310,284
                                                 __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                3,079,485      3,952,760
     Write-down of equipment to net
      realizable value                              303,116        200,000
     Proceeds from direct financing leases,
      net of earned income                          238,264        128,816
     Gain on sale of equipment, net                (549,564)       (16,425)
     (Increase) decrease in accounts receivable      (3,877)        42,893
     (Increase) decrease in due from related
      parties                                        19,603        299,780
     Increase (decrease) in lease rents paid
      in advance                                   (114,423)      (159,163)
     Increase (decrease) in accounts payable and
      accrued expenses                              (80,166)       166,033
     Increase (decrease) in accounts payable -
      equipment                                    (518,100)          -
     Increase (decrease) in due to related parties  (34,739)      (201,608)
     Increase (decrease) in other, net               46,349          2,342
                                                 __________     __________
                                                  2,385,948      4,415,428
                                                 __________     __________

     Net cash provided by operating activities    3,400,886      4,725,712
                                                 __________     __________
Cash flows from investing activities:
     Acquisition of equipment                    (4,137,211)      (432,081)
     Purchase of investment securities held
      to maturity                                  (250,253)          -
     Maturity of investment securities held
      to maturity                                 2,485,354        758,534
     Proceeds from sale of equipment              1,182,831        978,515
                                                 __________     __________

     Net cash provided by (used in)
      investing activities                         (719,279)     1,304,968
                                                 __________     __________
Cash flows from financing activities:
     Distributions                               (3,739,971)    (3,805,903)
     Redemptions of capital                        (186,560)      (448,699)
                                                 __________     __________
     Net cash used in financing activities       (3,926,531)    (4,254,602)
                                                 __________     __________

     Increase (decrease) in cash and
      cash equivalents                           (1,244,924)     1,776,078

     Cash and cash equivalents, beginning
      of period                                   5,509,017      5,688,512
                                                 __________     __________

     Cash and cash equivalents, end of period    $4,264,093     $7,464,590
                                                 ==========     ==========
     The accompanying notes are an integral part of these financial statements.
                                         5
                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 49 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $300,933 and $200,000 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1995 and 1994, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1995 is as follows:

          Net minimum lease payments to be received        $854,000
          Less unearned income                              123,000
          Add expected future residuals                        -
                                                         __________

                                                           $731,000
                                                           ========






                                         6

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1995 are as follows:
                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1995               $1,110,000        $   59,000
                           1996                2,462,000           238,000
                           1997                1,508,000           238,000
                           1998                  221,000           238,000
                           1999                     -               81,000
                                              __________        __________
                                              $5,301,000        $  854,000
                                              ==========        ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly after the Limited Partners have received distributions at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the nine months ended September 30:


                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               1995         1994             1995        1994
                               ____         ____             ____        ____

       Management fee        $64,426      $75,502          $203,933    $233,330
       Reimbursable costs     43,419       59,651           171,560     164,626
       Sales fee               4,646       13,804            36,834      30,263

    Amounts due from related parties at September 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                                         7

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $412,943 and $92,105 in October and November 1995, respectively for the months ended August 31 and September 30, 1995 to all admitted partners as of August 31 and September 30, 1995.


















































                                          8

                        FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,319,968 and $1,627,954 for the three months ended September 30, 1995 and 1994, respectively, and $4,869,237 and $4,998,470 for the nine months ended Sep-tember 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 94% and 93% of total revenues for the third quarter of 1995 and 1994, respectively, and 83% and 93% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in total revenues in 1995 is primarily attributable to a decrease in rental income. During the nine months ended September 30, 1995, rental income decreased by approximately $1,712,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $1,064,000 of rents generated from equipment purchases made since September of 1994. However, the decrease in total revenues was offset by an increase in the net gain on sale of equipment. The Fund recognized $549,564 of net gain on sale of equipment for the nine months ended September 30, 1995 as compared to $16,425 for the corresponding period in 1994.

    Expenses were $1,199,450 and $1,592,126 for the three months ended Septem-ber 30, 1995 and 1994, respectively, and $3,854,299 and $4,688,186 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation and amortization comprised 77% and 74% of total expenses for the third quarter of 1995 and 1994, respectively and 80% and 84% for the nine months ended September 30, 1995 and 1994, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense due to equipment which came off lease and was terminated or sold since September 30, 1994. In addition, equipment expenses incurred by the Fund for remarketing of equipment, which are included in general and administrative expenses, decreased in 1995 as compared to 1994. During 1995, management fee to related party decreased proportionate to the decrease in rental income which also accounts for the decrease in total expenses. The overall decrease in expenses was offset by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $303,116 was charged to operations to write down equipment to its estimated net realizable value during the nine months ended September 30, 1995 as compared to $200,000 for the nine months ended September 30, 1994. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income was $120,518 and $35,828 for the three months ended September 30, 1995 and 1994, respectively, and $1,014,938 and $310,284 for the nine months ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.27 and $.55 based on a weighted average number of equivalent limited partnership units outstanding of 34,072 and 42,237 for the three months ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $27.06 and $6.09 based on a weighted average number of equivalent limited partnership units outstanding of 36,243 and 44,735 for the nine months ended September 30, 1995 and 1994, respectively.






                                         9
                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $1,176,737 and $1,450,069 for the purpose of determining cash available for distribution, and distributed
35% and 29% of these amounts during the third quarter of 1995 and 1994, respectively and 43% and 58% of these amounts in October and November 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, the Fund generated $3,847,975 and $4,446,619 of funds from operations and distributed 75% and 66% of these amounts during the first nine months of 1995 and 1994, respectively and 13% and 19% of these amounts in October and November 1995 and 1994, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer peripheral equipment with sales proceeds and cash available from operations which is not distributed to partners. The Fund purchased $4,137,211 and $432,081 of equipment during the nine months ended September 30, 1995 and 1994, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

































                                         10

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K: A report on Form 8-K was filed with the Securities and Exchange Commission on October 12, 1995 reporting under Item 1.






































                                         11
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VI, L.P.




            11-14-95    By:  P. Donald Mooney
            ________         _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            11-14-95    By:  Marianne T. Schuster
            ________         _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         12
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VI, L.P.




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                         12