Form 10-Q/A
period 1995-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 1996-01-05
CIK 846471

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

                                   (610)964-7102
_______________________________________________________________________________
                (Registrant's telephone number, including area code)




Amendment #1:  Change of address and phone number

                  Suite 275
                  7 E. Skippack Pike
                  Ambler, Pennsylvania 19002

                  215-619-2800




Amendment #2  Financial Data Schedule

              EPS-primary
              EPS-diluted