Form 10-K
period 1995-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 1996-03-27
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-18497

                Fidelity Leasing Income Fund VI, L.P.
_________________________________________________________________
        (Exact name of registrant as specified in its charter)

       Delaware                            23-2540929
_________________________________________________________________
(State of Organization)      (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania      19002
_________________________________________________________________
     (Address of principal executive offices)          (Zip Code)

                           (215) 619-2800
_________________________________________________________________
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                            Name of Each Exchange
         Title of Each Class                 on Which Registered

               None                            Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                     Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1995 is 79,156.

There is no public market for these securities.

The index of Exhibits is located on page 11.
                                   1

                                PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     The computer equipment industry is extremely competitive as well. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through product protection by the use of a policy which combines service and hardware benefits with payment for such benefits accomplished through a single periodic charge.






                                  2

Item 1.  BUSINESS (Continued)

     The dominant factor in the marketplace is International Business Machines Corporation ("IBM"). Because of IBM's substantial resources and dominant position, revolutionary changes with respect to pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at almost any time. Significant action in any of these areas by IBM might materially adversely affect the General Partner's ability to identify and purchase appropriate equipment. It is the belief of the General Partner that IBM will continue to make advances in the computer equipment industry which may result in revolutionary changes with respect to small, medium and large computer systems.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1995, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.



Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1995, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                              Purchase Price       Percentage of
Type of Equipment Acquired     of Equipment       Total Equipment

Communication Controllers       $   994,579             5.00%
Disk Storage Systems             11,559,715            58.11
Network Communications              479,323             2.40
Printers                          1,473,699             7.41
Tape Storage Systems              2,601,096            13.08
Terminals, Work Stations
  and Display Stations            2,709,463            13.62
Other                                75,596             0.38
                                ___________           ______

   Totals                       $19,893,471           100.00%
                                ===========           ======






                                    3
                     Breakdown of Equipment Usage
                     By Industrial Classification


                                  Purchase Price   Percentage of
Type of Business                   of Equipment   Total Equipment

Computer/Data Processing           $   855,865         4.30%
Diversified Financial/Insurance      7,820,677        39.31
Manufacturing/Refining               4,593,240        23.09
Retailing/Consumer Goods             5,550,021        27.90
Telephone/Telecommunications         1,073,668         5.40
                                   ___________       ______

     Totals                        $19,893,471       100.00%
                                   ===========       ======


Average Initial Term of Leases (in months):  34

     All of the above equipment is currently leased under operating leases.



Item 3. LEGAL PROCEEDINGS

     Not applicable.



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

























                                  4
                                PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                         Number of Partners
       Title of Class                  as of December 31, 1995

Limited Partnership Interests                     2,745

General Partnership Interest                          1


Item 6. SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,

                               1995           1994          1993          1992          1991
Total Income      $ 6,094,886     $6,442,059    $9,658,742   $10,026,031   $10,399,150
Net Income            597,297        457,015     1,244,058        89,596     1,414,462
Distributions to
  Partners          4,343,818      5,063,003     6,697,405     5,500,267     5,575,363
Net Income per
  Equivalent Limited
  Partnership Unit      15.94           9.35         21.24           .50         17.34
Weighted Average
  Number of Equivalent
  Limited Partnership
  Units Outstanding
  During the Period    35,186         43,506        55,444        68,991        78,358

                                               December 31,

                      1995           1994          1993          1992          1991
Total Assets      $10,458,128    $15,155,942   $20,022,169   $26,104,262   $31,983,398
Equipment under
  Operating Leases
  and Equipment Held
  for Sale or Lease
  (Net)             6,252,018      6,251,331    10,669,609    17,390,167    25,469,957
Net Investment in
  Direct Financing
  Leases              687,606        969,434     1,143,180          -             -
Limited Partnership
  Units                79,156         80,537        82,626        87,387        88,772
Limited Partners        2,745          2,780         2,828         2,961         2,981

                                     5

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Fund had revenues of $6,094,886, $6,442,059 and $9,658,742 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income from the leasing of computer peripheral equipment accounted for 84%, 93% and 84% of total income in 1995, 1994 and 1993, respectively. The decrease in total revenues in 1995 and 1994 is primarily related to the decrease in rental income. In 1995, rental income increased by approximately $1,519,000 because of rental income generated from equipment purchased in 1995 as well as rental income realized on 1994 equipment purchases for which a full year of rent was earned in 1995 and only a partial year was earned in 1994. This in-crease, however, was offset by a decrease in rentals of approximately $682,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. In 1994, rental income increased by approximately $695,000 due to rentals generated from equipment purchased in 1994 as well as rental income generated from 1993 equipment purchases for which a full year of rental income was earned in 1994 and only a partial year was earned in 1993. This increase, however, was offset by a decrease in rentals of approximately $2,842,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. The Fund recognized a net gain on sale of equipment of $559,213 in 1995 as compared to $-0- in 1994 and $1,214,662 in 1993 which also accounts for the fluctuation in total revenues for these years. In 1995 interest income decreased because of lower cash balances available for investment which also contributed to the decrease in total revenues from 1994. However, interest income increased in 1994 because of a rise in interest rates and larger cash balances available for investment which offset the overall decrease in total revenues.

     Expenses were $5,497,589, $5,985,044 and $8,414,684 for the years ended December 31, 1995, 1994 and 1993, respectively. Depreciation and amortization comprised 71%, 84% and 82% of total expenses in 1995, 1994 and 1993, respectively. The decrease in expenses during 1995 and 1994 was directly related to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1995, 1994 and 1993, approximately $877,000, $242,000 and $622,000, respectively, was charged to write-down of equipment to net realizable value. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. The General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years. In 1995, general and administrative expenses to related party increased because of the increase in administrative expenses incurred to the General Partner which offsets the decrease in overall expenses. In 1994, general and administrative


                                      6
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

to related party decreased because of a reduction in equipment remarketing expenses incurred to the General Partner which also accounts for the decrease in total expenses. Additionally, management fee to related party decreased in proportion to the decrease in rental income which also contributed to the decrease in total expenses in 1995 and 1994.

     The Fund's net income was $597,297, $457,015 and $1,244,058 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $15.94, $9.35 and $21.24 for the years ended December 31, 1995, 1994 and 1993, respectively. The weighted average number of equivalent limited partnership units outstanding were 35,186, 43,506 and 55,444 for 1995, 1994 and 1993, respectively.

     The Fund generated funds from operations, for the purpose of determining cash available for distribution, of $4,803,454, $5,746,894 and $7,552,648 and distributed 73%, 73% and 77% of these amounts to partners in 1995, 1994 and 1993, respectively, and 3%, 15% and 11% of these amounts to partners in January and February 1996, 1995 and 1994, respectively. For financial statement purposes, the Fund recognizes cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General
Partner revised its policy regarding cash distributions so that the distributions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1995, 1994 and 1993, the Fund purchased $5,430,211, $1,983,990 and $4,277,550 respectively, of equipment.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.
                                    7

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Effective September 1, 1995, The Fidelity Mutual Life Insurance Company (in Rehabilitation) sold Fidelity Leasing Corporation (FLC), the General Partner of the Fund, to Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLC are:

     FREDDIE M. KOTEK, age 39, Chairman of the Board of Directors, President and Chief Executive Officer of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice
     President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 46, Director and Secretary of FLC since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 33, Director of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992.
     Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     MARK A. MAYPER, age 42, Senior Vice President of FLC overseeing the lease syndication business since 1987.

     Others:

     STEPHEN P. CASO, age 40, Vice President and Counsel of FLC since 1992.

     MARIANNE T. SCHUSTER, age 37, Vice President and Controller of FLC since 1984.

     KRISTIN L. CHRISTMAN, age 28, Portfolio Manager of FLC since December 1995 and Equipment Brokerage Manager since
     1993.










                                  8
Item 11. EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1995:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     Fidelity Leasing
     Corporation                General Partner      $298,572(1)
                                                     ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1995, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of Fidelity Leasing Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1995, the Fund was charged $260,485 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          (Continued)

Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1995, the General Partner received $43,433 of cash distributions.

     The Fund incurred $346,762 of reimbursable costs to the General Partner for services and materials provided in connection with the administration of the Fund during 1995.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return. During 1995, the Fund incurred a sales fee of $38,087 to the General Partner for services performed in connection with the disposition of equipment.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

     (a) (1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)  (3) and (c) Exhibits (numbered in accordance with Item
          601 of Regulation S-K)

Exhibit Numbers           Description                Page Number

3(a) & (4)            Amended and Restated Agreement      *
                       of Limited Partnership

(9)                   not applicable

(10)                  not applicable

(11)                  not applicable

(12)                  not applicable

(13)                  not applicable

(18)                  not applicable

(19)                  not applicable

(22)                  not applicable

(23)                  not applicable

(24)                  not applicable

(25)                  not applicable

(28)                  not applicable


*  Incorporated by reference.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND VI, L.P.
                  A Delaware limited partnership

                  By:  FIDELITY LEASING CORPORATION

                       Freddie M. Kotek
                  By:  __________________________
                       Freddie M. Kotek, Chairman
                       and President

Dated March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                          Title                         Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors  3-26-96
Freddie M. Kotek             and President of Fidelity Leasing
                             Corporation (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of Fidelity Leasing        3-26-96
Michael L. Staines           Corporation



Marianne T. Schuster
___________________________  Vice President and Controller       3-26-96
Marianne T. Schuster         of Fidelity Leasing Corporation
                             (Principal Financial Officer)

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                           Pages

Report of Independent Certified Public Accountants         F-2

Balance Sheets as of December 31, 1995 and 1994            F-3

Statements of Operations for the years ended               F-4
     December 31, 1995, 1994 and 1993

Statements of Partners' Capital for the years              F-5
     ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended               F-6
     December 31, 1995, 1994 and 1993

Notes to Financial Statements                              F-7 - F-12










All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

























                                  F-1

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





Grant Thornton, LLP
Philadelphia, Pennsylvania
February 2, 1996




















                                      F-2

FIDELITY LEASING INCOME FUND VI, L.P.

                                BALANCE SHEETS

                                    ASSETS
                                                        December 31,

                                                  1995                1994
Cash and cash equivalents                    $ 2,920,100          $ 5,509,017

Investment securities held to maturity           499,740            2,235,101

Accounts receivable                               33,021              112,131

Interest receivable                               13,376               51,877

Due from related parties                          52,267               27,051

Equipment under operating leases
(net of accumulated depreciation
of $13,650,877 and $18,360,372,
respectively)                                  6,242,594            5,001,631

Net investment in direct financing leases        687,606              969,434

Equipment held for sale or lease                   9,424            1,249,700

                                             ___________          ___________

         Total assets                        $10,458,128          $15,155,942
                                             ===========          ===========


                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance            $    87,814          $   218,200

      Accounts payable - equipment                  -                 518,100

      Accounts payable and
       accrued expenses                           92,163              163,814

      Due to related parties                     270,678              298,380
                                              ___________         ___________

         Total liabilities                        450,655           1,198,494

Partners' capital                              10,007,473          13,957,448
                                              ___________         ___________

         Total liabilities and
          partners' capital                   $10,458,128         $15,155,942
                                              ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                 F-3

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENTS OF OPERATIONS
                                              For the years ended December 31,

                                            1995            1994          1993
Income:
  Rentals                                $5,150,170      $5,987,027    $8,134,288
  Earned income on direct
   financing leases                          78,814          95,212	        70,315
  Interest                                  292,400         353,956	       231,085
  Gain on sale of equipment, net            559,213            -        1,214,622
  Other                                      14,289           5,864	         8,432
                                         __________      __________    __________

                                          6,094,886       6,442,059	     9,658,742
                                         __________      __________    __________

Expenses:
  Depreciation and amortization           3,888,155       4,999,097     6,901,393
  Write-down of equipment to net
   realizable value                         877,215         242,049       621,819
  General and administrative                124,972         163,078       182,707
  General and administrative
   to related party                         346,762         232,828       305,208
  Management fee to related party           260,485         299,259       403,557
  Loss on sale of equipment, net               -             48,733	          -
                                         __________      __________    __________

                                          5,497,589       5,985,044	     8,414,684
                                         __________      __________    __________

Net income                               $  597,297      $  457,015	    $1,244,058
                                         ==========      ==========    ==========

Net income per equivalent
 limited partnership unit                $    15.94      $     9.35	    $    21.24
                                         ==========      ==========    ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the year                                    35,186          43,506	        55,444
                                         ==========      ==========    ==========






The accompanying notes are an integral part of these financial statements.





                              F-4
                          FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF PARTNERS' CAPITAL
                   For the years ended December 31, 1995, 1994 and 1993

                                General        Limited Partners
                                Partner       Units       Amount           Total
                                _______       __________________           _____

Balance, January 1, 1993        $10,097      87,387    $25,694,174     $25,704,271

Redemptions                        -         (4,761)    (1,238,789)	     (1,238,789)

Cash distributions              (66,975)       -        (6,630,430)	     (6,697,405)

Net income                       66,478        -         1,177,580       1,244,058
                                _______      ______    ___________     ___________

Balance, December 31, 1993        9,600      82,626     19,002,535      19,012,135

Redemptions                        -         (2,089)      (448,699)	       (448,699)

Cash distributions              (50,629)       -        (5,012,374)     (5,063,003)

Net income                       50,409        -           406,606         457,015
                                _______      ______    ___________     ___________

Balance, December 31, 1994        9,380      80,537     13,948,068      13,957,448

Redemptions                        -         (1,381)      (203,454)       (203,454)

Cash distributions              (43,433)       -        (4,300,385)     (4,343,818)

Net income                       36,491        -           560,806         597,297
                                _______      ______    ___________     ___________

Balance, December 31, 1995      $ 2,438      79,156    $10,005,035     $10,007,473
                                =======      ======    ===========     ===========












The accompanying notes are an integral part of these financial statements.






                                  F-5
                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF CASH FLOWS

                                                   For the years ended December 31,
                                                   1995          1994           1993
Cash flows from operating activities:
  Net income                                    $  597,297    $  457,015  $ 1,244,058
                                                __________    __________  ___________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                  3,888,155     4,999,097    6,901,393
  Write-down of equipment to net realizable value  877,215       242,049      621,819
  Proceeds from direct financing leases,
   net of earned income                            281,828       173,746      105,093
  (Gain) loss on sale of equipment net            (559,213)       48,733   (1,214,622)
  (Increase) decrease in due from related parties  (25,216)      286,254     (313,305)
  Increase (decrease) in lease rents paid in
   advance                                        (130,386)     (132,754)     178,847
  Increase (decrease) in accounts payable-
   equipment                                      (518,100)      518,100         -
  Increase (decrease) in due to related parties    (27,702)     (173,363)     351,226
  Increase (decrease) in other, net                 45,960        36,855      234,232
                                                __________    __________   __________

                                                 3,832,541     5,998,717    6,864,683
                                                __________    __________   __________

  Net cash provided by operating activities      4,429,838     6,455,732    8,108,741
                                                __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                      (5,430,211)   (1,983,990)  (4,277,550)
  Investment in direct financing leases               -             -      (1,248,273)
  Purchase of investment securities
   held to maturity                               (749,993)   (5,429,915)        -
  Maturity of investment securities
   held to maturity                              2,485,354     5,176,491    2,404,990
  Proceeds from sale of equipment                1,223,367     1,113,889    4,691,018
                                                __________    __________   __________
  Net cash provided by (used in)
   investing activities                         (2,471,483)   (1,123,525)   1,570,185
                                                __________    __________   __________
Cash flows from financing activities:
  Distributions                                 (4,343,818)   (5,063,003)  (6,697,405)
  Redemptions of capital                          (203,454)     (448,699)  (1,238,789)
                                                __________    __________   __________

  Net cash used in financing activities         (4,547,272)   (5,511,702)  (7,936,194)
                                                __________    __________   __________
  Increase (decrease) in cash and cash
   equivalents                                  (2,588,917)     (179,495)   1,742,732

  Cash and cash equivalents, beginning of year   5,509,017     5,688,512    3,945,780
                                                __________    __________   __________

  Cash and cash equivalents, end of year        $2,920,100    	$5,509,017   $5,688,512
                                                ==========    ==========   ==========

The accompanying notes are an integral part of these financial statements.
                                 F-6
                FIDELITY LEASING INCOME FUND VI, L.P.

                    NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

Fidelity Leasing Income Fund VI, L.P. (the "Fund") was formed in January 1989 with Fidelity Leasing Corporation ("FLC") as the General Partner. FLC is a wholly owned subsidiary of Resource Leasing Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires equipment, primarily computer peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which is leased to third parties throughout the United States on a short-term basis.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment Securities Held to Maturity

The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. This new standard requires investments in securities to be classified in one of three categories: held to maturity, trading and available for sale. Debt securities that the Fund has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. As the Fund does not engage in security trading, the balance, if any, of its debt securities and equity securities are classified as available for sale. Net unrealized gains and losses for securities available for sale are required to be recognized as a separate component of partners' capital and excluded from the determination of net income. The Fund's investment securities consist of commercial paper and certificates of deposit with maturities of less than thirteen months and cost approximates market. The Fund adopted this new standard for the year ended December 31, 1994 with no resulting financial statement impact on the Fund. Prior to the adoption of SFAS No. 115, investment securities were carried at cost which approximates market.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in securities backed by the United States Government, commercial paper with high credit quality institutions, bank money market funds and time deposits and certificates of deposit.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.




                                     F-7
                    FIDELITY LEASING INCOME FUND VI, L.P.

                  NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment Held for Sale or Lease

Equipment held for sale or lease is carried at its estimated net realizable value.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Revenue

Deferred revenue is recognized as rental income on a straight-line basis over the term of the lease.

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases plus deferred revenue recognized. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

The Fund does have some direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

Income Taxes

Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.



                                  F-8
                   FIDELITY LEASING INCOME FUND VI, L.P.

                 NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows

For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $574,000, $42,000 and $622,000 or $16.31,
$0.97 and $11.22 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1995, 1994 and 1993, respectively.

Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified to conform to the presentation adopted in 1995.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 12% compounded Priority Return (an amount equal to 12% compounded annually on the portion of the purchase price not previously distributed); thereafter, 90% to the Limited Partners and 10% to the General Partner.

Net Losses are allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner is allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners are allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.
                                      F-9
                   FIDELITY LEASING INCOME FUND VI, L.P.

                 NOTES TO FINANCIAL STATEMENTS (Continued)

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 60 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995, 1994 and 1993, approximately $877,000, $242,000 and $622,000, respectively was charged to write down of equipment to net realizable value. However the General Partner believes, after analyzing the current equipment portfolio, that there are impending gains to be recognized upon the sale of certain of its equipment in future years.

During the year ended December 31, 1995, the Fund leased equipment under the direct financing method in accordance with SFAS No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1995 is as follows:

        Net minimum lease payments to be received     $  794,322
        Less unearned income                            (106,716)
        Add expected future residuals                       -
                                                      __________

                                                      $  687,606
                                                      ==========

The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                 Direct
                                Operating       Financing

          1996                  $3,068,000     $  238,000
          1997                   1,955,000        238,000
          1998                     243,000        238,000
          1999                        -            80,000
                                __________     __________

                                $5,266,000     $  794,000
                                ==========     ==========




                                    F-10

                  FIDELITY LEASING INCOME FUND VI, L.P.

                NOTES TO FINANCIAL STATEMENTS (Continued)

5.  RELATED PARTY TRANSACTIONS

The General Partner receives 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return.

Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs charged by the General Partner or its affiliates during the years ended December 31:

                                 1995        1994        1993
Management fee                 $260,485    $299,259    $403,557
Reimbursable costs              346,762     232,828     305,208
Sales fee                        38,087      34,450     144,565


Amounts due from related parties at December 31, 1995 and 1994 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1995 and 1994 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1995, one customer accounted for approximately 17% of the Fund's rental income. For the year ended December 31, 1994, one customer accounted for approximately 14% of the Fund's rental income. For the year ended December 31, 1993, one customer accounted for approximately 16% of the Fund's rental income and one customer accounted for approximately 10% of the Fund's rental income.




                                    F-11

                   FIDELITY LEASING INCOME FUND VI, L.P.

                 NOTES TO FINANCIAL STATEMENTS (Continued)


7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended          1995            1994          1993
       March                $1,256,951      $1,287,311    $1,364,357
       June                  1,242,919       1,260,857     1,855,791
       September             1,240,099       1,257,735     2,186,309
       December                603,849       1,257,100	     1,290,948
                            __________      __________    __________

                            $4,343,818      $5,063,003    $6,697,405
                            ==========      ==========    ==========

In addition, the General Partner declared a cash distribution of $93,800 in January 1996 and $50,000 in February 1996 for the months ended November 30 and December 31, 1995 to all admitted partners as of November 30 and December 31, 1995.
































                              F-12