Form 10-Q
period 1996-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 1996-05-15
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                       Fidelity Leasing Income Fund VI, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2540929
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania     19002
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 619-2800
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1996                     1995
                                        ______________           _____________

Cash and cash equivalents               $3,220,445                $2,920,100

Investment securities held to maturity     499,740                   499,740

Accounts receivable                         70,685                    33,021

Interest receivable                          4,339                    13,376

Due from related parties                    56,336                    52,267

Equipment under operating leases
(net of accumulated depreciation
of $11,373,875 and $13,650,877,
respectively)                            5,215,041                 6,242,594

Net investment in direct financing
 leases                                    643,038                   687,606

Equipment held for sale or lease           201,100                     9,424
                                        __________               ___________

       Total assets                     $9,910,724               $10,458,128
                                        ==========               ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance        $  150,131               $    87,814

     Accounts payable and
      accrued expenses                     431,696                    92,163

     Due to related parties                271,863                   270,678
                                        __________               ___________
       Total liabilities                   853,690                   450,655

Partners' capital                        9,057,034                10,007,473
                                        __________               ___________
       Total liabilities and
        partners' capital               $9,910,724               $10,458,128
                                        ==========               ===========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1996 and 1995

                                   (Unaudited)

                                                    1996              1995
                                                  ________          ________

Income:
     Rentals                                    $1,036,681        $1,428,220
     Earned income on direct financing leases       14,911            21,277
     Interest                                       34,137            91,112
     Gain on sale of equipment, net                100,112           386,988
     Other                                           1,163            10,687
                                                __________        __________

                                                 1,187,004         1,938,284
                                                __________        __________

Expenses:
     Depreciation                                  740,923         1,079,837
     Write-down of equipment to net
      realizable value                             550,095            50,000
     General and administrative                     44,818            27,072
     General and administrative to
      related party                                 56,331            54,047
     Management fee to related party                52,651            71,587
                                                __________        __________
                                                 1,444,818         1,282,543
                                                __________        __________

Net income (loss)                               $ (257,814)       $  655,741
                                                ==========        ==========

Net income (loss) per equivalent
  limited partnership unit                      $    (8.34)       $    16.88
                                                ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               30,598            38,099
                                                ==========        ==========














The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1996

                                   (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1996        $2,438    79,156    $10,005,035    $10,007,473

Redemptions                        -      (3,863)      (473,814)      (473,814)

Cash distributions              (2,188)      -         (216,623)      (218,811)

Net income (loss)               (2,578)      -         (255,236)      (257,814)
                               _______    ______    ___________    ___________

Balance, March 31, 1996        $(2,328)   75,293    $ 9,059,362    $ 9,057,034
                               =======    ======    ===========    ===========





































The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)
                                                     1996          1995
                                                  __________    __________
Cash flows from operating activities:
     Net income (loss)                             $(257,814)   $  655,741
                                                  __________    __________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation                                    740,923     1,079,837
     Write-down of equipment to net
      realizable value                               550,095        50,000
     Proceeds from direct financing leases,
      net of earned income                            44,565        45,963
     Gain on sale of equipment, net                 (100,112)     (386,988)
     (Increase) decrease in accounts receivable      (37,664)     (465,273)
     (Increase) decrease in interest receivable        9,037        36,663
     Increase (decrease) in lease rents paid
      in advance                                      62,317       (82,995)
     Increase (decrease) in accounts payable and
      accrued expenses                               339,533        92,822
     Increase (decrease) in due to related parties     1,185       (57,293)
     Increase (decreasse) in other, net               (4,069)       13,614
                                                  __________    __________
                                                   1,605,810       326,350
                                                  __________    __________

     Net cash provided by operating activities     1,347,996       982,091
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                       (475,999)   (2,655,423)
     Maturity of investment securities held
      to maturity                                       -        1,984,848
     Proceeds from sale of equipment                 120,973       474,877
                                                  __________    __________

     Net cash used in investing activities          (355,026)     (195,698)
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                         (473,814)     (152,335)
     Distributions                                  (218,811)   (1,256,953)
                                                  __________    __________

     Net cash used in financing activities          (692,625)   (1,409,288)
                                                  __________    __________

     Increase (decrease) in cash and cash
      equivalents                                    300,345      (622,895)

     Cash and cash equivalents, beginning
      of period                                    2,920,100     5,509,017
                                                  __________    __________

     Cash and cash equivalents, end of period     $3,220,445    $4,886,122
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1996

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

1.  ORGANIZATION

    In February 1996, the name of the General Partner was changed from Fidelity Leasing Corporation to F.L. Partnership Management, Inc.

2.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 49 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Genreally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $550,095 and $50,000 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1996 is as follows:

          Net minimum lease payments to be received      $735,000
          Less unearned income                             92,000
          Add expected future residuals                      -
                                                         ________
                                                         $643,000
                                                         ========

                          FIDELITY LEASING INCOME FUND VI, L.P.

2.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1996 are as follows:

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1996              $2,339,000          $178,000
                           1997               2,113,000           238,000
                           1998                 373,000           238,000
                           1999                  32,000            81,000
                                             __________          ________
                                             $4,857,000          $735,000
                                             ==========          ========

3.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1996                 1995
                                             ________             ________

          Management fee                     $52,651              $71,587
          Reimbursable costs                  56,331               54,047
          Accrued sales fee                    3,741               14,938

    Amounts due from related parties at March 31, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                       FIDELITY LEASING INCOME FUND VI, L.P.

4.  SUBSEQUENT EVENT

    Cash Distributions:

    The General Partner declared and paid a cash distribution of $75,000 in April 1996 for the month ended February 29, 1996, to all admitted partners as of February 29, 1996. There was no distribution declared and paid for the month of March 1996.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,187,004 and $1,938,284 for the three months ended March 31, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 87% and 74% of total revenues for the first quarter of 1996 and 1995, respec-tively. The decrease in total revenues in 1996 is primarily attributable to a decrease in rental income. During the three months ended March 31, 1996, rental income decreased by approximately $1,131,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $739,000 of rents generated from equipment purchases made since March of 1995. Additionally, the Fund recognized a net gain on sale of equipment of $100,112 during the quarter ended March 31, 1996 as compared to $386,988 for the quarter ended March 31, 1995 which also contributed to the decrease in total revenues in 1996. Futhermore, interest income decreased in 1996 because of lower cash balances available for investment during the first quarter of 1996.

    Expenses were $1,444,818 and $1,282,543 for the three months ended
March 31, 1996 and 1995, respectively. Depreciation expense comprised 51% and 84% of total expenses during the first quarter of 1996 and 1995, respectively. The increase in expenses is primarily related to the increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $550,095 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1996 as compared to $50,000 for the three months ended March 31, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. The overall increase in expenses was reduced by the decrease in depreciation expense in the first quarter of 1996.
Depreciation expense decreased because of equipment which came off lease and was terminated or sold since the first quarter of 1995.

    For the three months ended March 31, 1996 and 1995, the Fund had net income
(loss) of ($257,814) and $655,741, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($8.34) and $16.88 based on a weighted average number of equivalent limited partnership units outstanding of 30,598 and 38,099 for the three months ended March 31, 1996 and 1995, respectively.

    The Fund generated funds from operations of $933,092 and $1,398,590, for the purpose of determining cash available for distribution and distributed 8% and 30% of these amounts during the first quarter of 1996 and 1995, respectively and 8% and 59% of these amounts in April and May 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer equipment with cash available from operations which is not distributed to partners. The Fund purchased $475,999 and $2,655,423 of equipment during the three months ended March
31, 1996 and 1995, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.
                                        9


Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 1996

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None







































                                           10

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-14-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            5-14-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         11