Form 10-Q
period 1996-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 1996-08-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996

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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1996                     1995
                                        ______________           _____________

Cash and cash equivalents                 $4,032,114               $2,920,100

Investment securities held to maturity          -                     499,740

Accounts receivable                          144,725                   33,021

Interest receivable                           39,614                   13,376

Due from related parties                     192,606                   52,267

Equipment under operating leases
(net of accumulated depreciation
of $9,930,284 and $13,650,877,
respectively)                              4,392,529                6,242,594

Net investment in direct financing
 leases                                      597,447                  687,606

Equipment held for sale or lease             201,722                    9,424
                                          __________               __________

       Total assets                       $9,600,757              $10,458,128
                                          ==========              ===========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  165,075              $    87,814

     Accounts payable and
      accrued expenses                        95,551                   92,163

     Due to related parties                     -                     270,678
                                          __________              ___________
       Total liabilities                     260,626                  450,655

Partners' capital                          9,340,131               10,007,473
                                          __________              ___________
       Total liabilities and
        partners' capital                 $9,600,757              $10,458,128
                                          ==========              ===========



The accompanying notes are an integral part of these financial statements.



                                       2

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)
                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                               1996          1995         1996        1995
                               ____          ____         ____        ____

Income:
     Rentals                 $  991,803  $1,353,875   $2,028,484  $2,782,095
     Earned income on direct
      financing leases           13,885      20,218       28,796      41,495
     Interest                    62,416      72,737       96,553     163,849
     Gain on sale of equipment,
      net                       331,952     294,867      432,064     681,855
     Other                        2,571       1,579        3,734      12,266
                             __________  __________   __________  __________

                              1,402,627   1,743,276    2,589,631   3,681,560
                             __________  __________   __________  __________

Expenses:
     Depreciation and
      amortization              712,493   1,077,903    1,453,416   2,157,740
     Write-down of equipment to
      net realizable value      108,758     250,933      658,853     300,933
     General and administrative  36,127      33,747       80,945      60,819
     General and administrative
      to related party           61,373      74,094      117,704     128,141
     Management fee to related
      party                      50,779      67,920      103,430     139,507
                             __________  __________   __________  __________
                                969,530   1,504,597    2,414,348   2,787,140
                             __________  __________   __________  __________

Net income                   $  433,097  $  238,679   $  175,283  $  894,420
                             ==========  ==========   ==========  ==========

Net income per equivalent
  limited partnership unit   $    14.46  $     6.19   $     5.72  $    23.29
                             ==========  ==========   ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period              29,578      36,557       30,088      37,328
                             ==========  ==========   ==========  ==========











The accompanying notes are an integral part of these financial statements.


                                       3

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1996

                                   (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1996        $2,438    79,156    $10,005,035    $10,007,473

Redemptions                       -       (3,863)      (473,814)      (473,814)

Cash distributions              (3,688)     -          (365,123)      (368,811)

Net income                       3,250      -           172,033        175,283
                                ______    ______    ___________    ___________

Balance,June 30, 1996           $2,000    75,293    $ 9,338,131    $ 9,340,131
                                ======    ======    ===========    ===========




































The accompanying notes are an integral part of these financial statements.


                                       4
                      FIDELITY LEASING INCOME FUND VI, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1996 and 1995
                                  (Unaudited)
                                                     1996          1995
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  175,283    $  894,420
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                 1,453,416     2,157,740
     Write-down of equipment to net
      realizable value                               658,853       300,933
     Proceeds from direct financing leases,
      net of earned income                            90,159        92,984
     Gain on sale of equipment, net                 (432,064)     (681,855)
     (Increase) decrease in accounts receivable     (111,704)      (30,084)
     (Increase) decrease in interest receivable      (26,238)       30,962
     (Increase) decrease in due from
      related parties                               (140,339)     (152,628)
     Increase (decrease) in lease rents paid
      in advance                                      77,261        46,360
     Increase (decrease) in accounts payable and
      accrued expenses                                 3,388       (95,695)
     Increase (decrease) in accounts payable-
      equipment                                         -         (518,100)
     Increase (decrease) in due to related parties  (270,678)      (20,028)
                                                  __________    __________
                                                   1,302,054     1,130,589
                                                  __________    __________
     Net cash provided by operating activities     1,477,337     2,025,009
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                       (475,999)   (4,137,211)
     Purchase of investment securities held
      to maturity                                       -         (250,253)
     Maturity of investment securities held
      to maturity                                    499,740     2,485,354
     Proceeds from sale of equipment                 453,561     1,032,612
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                           477,302      (869,498)
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                         (473,814)     (174,195)
     Distributions                                  (368,811)   (2,499,871)
                                                  __________    __________

     Net cash used in financing activities          (842,625)   (2,674,066)
                                                  __________    __________

     Increase (decrease) in cash and cash
      equivalents                                  1,112,014    (1,518,555)

     Cash and cash equivalents, beginning
      of period                                    2,920,100     5,509,017
                                                  __________    __________

     Cash and cash equivalents, end of period     $4,032,114    $3,990,462
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.
                                       5
                      FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1996

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 11 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $658,853 and $300,933 was charged to write-down of equipment to net realizable value for the six months ended
    June 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1996 is as follows:

          Net minimum lease payments to be received      $675,000
          Less unearned income                             78,000
          Add expected future residuals                      -
                                                         ________
                                                         $597,000
                                                         ========









                                       6
                          FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1996 are as follows:

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1996               $1,503,000         $118,000
                           1997                2,079,000          238,000
                           1998                  361,000          238,000
                           1999                   32,000           81,000
                                              __________         ________
                                              $3,975,000         $675,000
                                              ==========         ========

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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $269,982 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the three months ended June 30, 1996.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30:

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               1996          1995         1996        1995
                               ____          ____         ____        ____

    Management fee           $50,779       $67,920      $103,430    $139,507
    Reimbursable costs        61,373        74,094       117,704     128,141
    Accrued sales fee           -           17,250          -         32,188




                                  7
                       FIDELITY LEASING INCOME FUND VI, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at December 31, 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $50,000 in both July and August 1996 for the months ended May 31 and June 30, 1996 to all admitted partners as of May 31 and June 30, 1996.







































                                           8
                      FIDELITY LEASING INCOME FUND VI, L.P.
Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,402,627 and $1,743,276 for the three months ended June 30, 1996 and 1995, respectively and $2,589,631 and $3,681,560 for the six months ended June 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 71% and 78% of total revenues for the second quarter of 1996 and 1995, respectively and 78% and 76% of total revenues for the six months ended June 30, 1996 and 1995, respectively. The decrease in total revenues in 1996 is primarily attributable to a decrease in rental income. During the six months ended June 30, 1996, rental income decreased by approximately $1,296,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was offset by approximately $542,000 of rents generated from equipment purchases made since June of 1995 as well as rental income recognized on 1995 equipment purchases for which a full six months was earned in 1996 and only a portion of the six months was earned in 1995. The Fund recognized a net gain on sale of equipment of $432,064 for the six months ended June 30, 1996 as compared to $681,855 for the six months ended June 30, 1995 which also accounts for the decrease in total revenues in 1996. Additionally, interest income decreased in 1996 because of lower cash balances available for investment during the first six months of 1996 as compared to 1995.

    Expenses were $969,530 and $1,504,597 for the three months ended June 30, 1996 and 1995, respectively and $2,414,348 and $2,787,140 for the six months ended June 30, 1996 and 1995, respectively. Depreciation and amortization comprised 73% and 72% of total expenses for the second quarter of 1996 and 1995, respectively and 60% and 77% of total expenses for the six months ended June 30, 1996 and 1995, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense due to equipment which came off lease and was terminated or sold since June 30, 1995. Additionally, management fee to related party decreased proportionate to the decrease in rental income in 1996 which also contributed to the decrease in total expenses during the first six months of 1996 as compared to 1995. The overall decrease in expenses was reduced by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $658,853 was charged to operations to write down equipment to its estimated net realizable value during the six months ended June 30, 1996 as compared to $300,933 for the six months ended June 30, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income was $433,097 and $238,679 for the three months ended June 30, 1996 and 1995, respectively and $175,283 and $894,420 for the six months ended June 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $14.46 and $6.19 based on a weighted average number of equivalent limited partnership units outstanding of 29,578 and 36,557 for the three months ended June 30, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $5.72 and $23.29 based on a weighted average number of equivalent limited partner-ship units outstanding of 30,088 and 37,328 for the six months ended June 30, 1996 and 1995, respectively.





                                          9
                          FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $922,396 and $1,272,648, for the purpose of determining cash available for distribution and distributed 8% and 32% of these amounts during the second quarter of 1996 and 1995, respectively and 11% and 65% of these amounts in July and August 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, the Fund generated $1,855,488 and $2,671,238 of funds from operations and distributed 12% and 62% of these amounts during the first six months of 1996 and 1995, respectively and 5% and 31% of these amounts in July and August 1996 and 1995, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer equipment with cash available from operations which is not distributed to partners. The Fund purchased $475,999 and $4,137,211 of equipment during the six months ended June 30, 1996 and 1995, respectively.

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

                                 June 30, 1996

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None







































                                           11


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-13-96     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            8-13-96     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         12
                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




                        By:
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




                        By:
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































                                         12