Form 10-Q
period 1996-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 1996-11-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                        Fidelity Leasing Income Fund VI, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

             Delaware                                  23-2540929
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

               Seven East Skippack Pike, Ambler, PA     19002
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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1996                     1995
                                        ______________           _____________

Cash and cash equivalents                 $1,665,539             $ 2,920,100

Investment securities held to maturity          -                    499,740

Accounts receivable                          112,907                  33,021

Interest receivable                           39,614                  13,376

Due from related parties                     293,117                  52,267

Equipment under operating leases
(net of accumulated depreciation
of $9,376,733 and $13,650,877,
respectively)                              6,772,573               6,242,594

Net investment in direct financing
 leases                                      550,808                 687,606

Equipment held for sale or lease               6,224                   9,424
                                          __________             ___________

       Total assets                       $9,440,782             $10,458,128
                                          ==========             ===========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  185,408             $    87,814

     Accounts payable and
      accrued expenses                        75,972                  92,163

     Due to related parties                      660                 270,678
                                          __________             ___________
       Total liabilities                     262,040                 450,655

Partners' capital                          9,178,742              10,007,473
                                          __________             ___________
           Total liabilities and
            partners' capital             $9,440,782             $10,458,128
                                          ==========             ===========





     The accompanying notes are an integral part of these financial statements.


                                         2
                        FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1996        1995         1996        1995
                                   ____        ____         ____        ____

Income:
     Rentals                   $  975,857   $1,238,450  $3,004,341   $4,020,545
     Earned income on direct
      financing leases             12,837       21,407      41,633       62,902
     Interest                      30,927       59,009     127,480      222,858
     Gain on sale of equipment,
      net                            -            -        409,978      549,564
     Other                          2,489        1,102       6,223       13,368
                               __________   __________  __________   __________

                                1,022,110    1,319,968   3,589,655    4,869,237
                               __________   __________  __________   __________

Expenses:
     Depreciation and
      amortization                766,833      921,745   2,220,249    3,079,485
     Write-down of equipment
      to net realizable value      95,990        2,183     754,843      303,116
     General and administrative    36,158       35,386     117,103       96,205
     General and administrative
      to related party             62,448       43,419     180,152      171,560
     Management fee to related
      party                        49,983       64,426     153,413      203,933
     Loss on sale of equipment,
      net                          22,086      132,291        -            -
                               __________   __________  __________   __________

                                1,033,498    1,199,450   3,425,760    3,854,299
                               __________   __________  __________   __________

Net income (loss)              $  (11,388)  $  120,518  $  163,895   $1,014,938
                               ==========   ==========  ==========   ==========

Net income (loss) per equivalent
  limited partnership unit     $     (.44)  $     3.27  $     5.32   $    27.06
                               ==========   ==========  ==========   ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                        29,605      34,072       29,927      36,243
                                ==========  ==========   ==========  ==========







     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1996

                                    (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1996        $2,438    79,156    $10,005,035    $10,007,473

Redemptions                       -       (3,863)      (473,814)      (473,814)

Cash distributions              (5,188)     -          (513,624)      (518,812)

Net income                       4,750      -           159,145        163,895
                               _______    ______    ___________    ___________

Balance, September 30, 1996     $2,000    75,293    $ 9,176,742    $ 9,178,742
                               =======    ======    ===========    ===========




































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND VI, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1996 and 1995
                                  (Unaudited)        1996          1995
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $  163,895     $1,014,938
                                                 __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation and amortization                2,220,249      3,079,485
     Write-down of equipment to net
      realizable value                              754,843        303,116
     Proceeds from direct financing leases,
      net of earned income                          136,798        238,264
     Gain on sale of equipment, net                (409,978)      (549,564)
     (Increase) decrease in accounts receivable     (79,886)        (3,877)
     (Increase) decrease in interest receivable     (26,238)        46,349
     (Increase) decrease in due from related
      parties                                      (240,850)        19,603
     Increase (decrease) in lease rents paid
      in advance                                     97,594       (114,423)
     Increase (decrease) in accounts payable and
      accrued expenses                              (16,191)       (80,166)
     Increase (decrease) in accounts payable -
      equipment                                        -          (518,100)
     Increase (decrease) in due to related parties (270,018)       (34,739)
                                                 __________     __________
                                                  2,166,323      2,385,948
                                                 __________     __________

     Net cash provided by operating activities    2,330,218      3,400,886
                                                 __________     __________
Cash flows from investing activities:
     Acquisition of equipment                    (3,799,088)    (4,137,211)
     Purchase of investment securities held
      to maturity                                      -          (250,253)
     Maturity of investment securities held
      to maturity                                   499,740      2,485,354
     Proceeds from sale of equipment                707,195      1,182,831
                                                 __________     __________

     Net cash used in investing activities       (2,592,153)      (719,279)
                                                 __________     __________
Cash flows from financing activities:
     Redemptions of capital                        (473,814)      (186,560)
     Distributions                                 (518,812)    (3,739,971)
                                                 __________     __________
     Net cash used in financing activities         (992,626)    (3,926,531)
                                                 __________     __________
     Decrease in cash and cash equivalents       (1,254,561)    (1,244,924)

     Cash and cash equivalents, beginning
      of period                                   2,920,100      5,509,017
                                                 __________     __________

     Cash and cash equivalents, end of period    $1,665,539     $4,264,093
                                                 ==========     ==========
     The accompanying notes are an integral part of these financial statements.



                                         5
                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1996

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1995 financial statements have been reclassified to conform to the presentation in 1996.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer peripheral equipment under operating leases. A majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $754,843 and $303,116 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1996 and 1995, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1996 is as follows:

          Net minimum lease payments to be received        $616,000
          Less unearned income                               65,000
          Add expected future residuals                        -
                                                           ________

                                                           $551,000
                                                           ========






                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1996 are as follows:
                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1996               $1,039,000          $ 59,000
                           1997                3,092,000           238,000
                           1998                1,364,000           238,000
                           1999                  699,000            81,000
                                              __________          ________
                                              $6,194,000          $616,000
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

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $269,982 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the nine months ended September 30, 1996.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended
    September 30, 1996 and 1995:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               1996         1995             1996        1995
                               ____         ____             ____        ____

       Management fee        $49,983      $64,426          $153,413    $203,933
       Reimbursable costs     62,448       43,419           180,152     171,560
       Accrued sales fee        -           4,646              -         36,834



                                        7
                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at September 30, 1996 and December 31, 1995 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1996 and December 31, 1995 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared and paid a cash distribution of $50,000 in both October and November 1996 for the months ended August 31 and September 30, 1996 to all admitted partners as of August 31 and September 30, 1996.







































                        FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,022,110 and $1,319,968 for the three months ended September 30, 1996 and 1995, respectively, and $3,589,655 and $4,869,237 for the nine months ended Sep-tember 30, 1996 and 1995, respectively. Rental income from the leasing of computer peripheral equipment accounted for 95% and 94% of total revenues for the third quarter of 1996 and 1995, respectively, and 84% and 83% for the nine months ended September 30, 1996 and 1995, respectively. The decrease in total revenues in 1996 is primarily attributable to a decrease in rental income. During the nine months ended September 30, 1996, rental income decreased by approximately $1,790,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was reduced by approximately $774,000 of rents generated from equipment purchases made since September of 1995 as well as rental income recognized on 1995 equipment purchases for which a full nine months was earned in 1996 and only a portion of the nine months was earned in 1995. Additionally, the Fund recognized a net gain on sale of equipment of $409,978 for the nine months ended September 30, 1996 as compared to $549,564 for the nine months ended September 30, 1995 which also accounts for the decrease in total revenues in 1996. Furthermore, interest income decreased in 1996 because of lower cash balances available for investment by the Fund during the first nine months of 1996 as compared to 1995.

    Expenses were $1,033,498 and $1,199,450 for the three months ended Septem-ber 30, 1996 and 1995, respectively, and $3,425,760 and $3,854,299 for the nine months ended September 30, 1996 and 1995, respectively. Depreciation and amortization comprised 74% and 77% of total expenses for the third quarter of 1996 and 1995, respectively and 65% and 80% for the nine months ended September 30, 1996 and 1995, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense due to equipment which came off lease and was terminated or sold. Additionally, management fee to related party decreased proportionately to the decrease in rental income in 1996 which also contributed to the decrease in total expenses during the first nine months of 1996 as compared to 1995. The overall decrease in expenses was reduced by an increase in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $754,843 was charged to write-down of equipment to net realizable value during the nine months ended September 30, 1996 as compared to $303,116 for the nine months ended September 30, 1995. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was ($11,388) and $120,518 for the three months ended September 30, 1996 and 1995, respectively, and $163,895 and $1,014,938 for the nine months ended September 30, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were ($.44) and $3.27 based on a weighted average number of equivalent limited partnership units outstanding of 29,605 and 34,072 for the three months ended September 30, 1996 and 1995, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $5.32 and $27.06 based on a weighted average number of equivalent limited partnership units outstanding of 29,927 and 36,243 for the nine months ended September 30, 1996 and 1995, respectively.


                                         9
                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated funds from operations of $873,521 and $1,176,737 for the purpose of determining cash available for distribution, and distributed
6% and 35% of these amounts during the third quarter of 1996 and 1995, respectively and 11% and 43% of these amounts in October and November 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, the Fund generated $2,729,009 and $3,847,975 of funds from operations and distributed 14% and 75% of these amounts during the first nine months of 1996 and 1995, respectively and 4% and 13% of these amounts in October and November 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer peripheral equipment with sales proceeds and cash available from operations which is not distributed to partners. The Fund purchased $3,799,088 and $4,137,211 of equipment during the nine months ended September 30, 1996 and 1995, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.































Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 1996

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

                       FIDELITY LEASING INCOME FUND VI, L.P.




        11-13-96      By:  Freddie M. Kotek
        ________           _____________________________
        Date               Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




        11-13-96      By:  Marianne T. Schuster
        ________           _____________________________
        Date               Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                       FIDELITY LEASING INCOME FUND VI, L.P.




          _______          _____________________________
          Date             Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




          _______          _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































