Form 10-K
period 1996-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 1997-03-27
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1996

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

The number of outstanding limited partnership units of the Registrant at December 31, 1996 is 75,294.

There is no public market for these securities.

The index of Exhibits is located on page 11.
                                   1

                                PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equip-ment, which is leased to third parties on a short-term basis.
The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund will not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1996, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

                                  2

 Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1996, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                              Purchase Price       Percentage of
Type of Equipment Acquired     of Equipment       Total Equipment

Communication Controllers       $   816,204             5.27%
Disk Storage Systems              6,364,230            41.07
Network Communications               68,879             0.44
Printers                            959,898             6.19
Tape Storage Systems              1,663,602            10.73
Terminals, Work Stations
  and Display Stations            5,549,423            35.81
Other                                75,596             0.49
                                ___________           ______

   Totals                       $15,497,832           100.00%
                                ===========           ======

                     Breakdown of Equipment Usage
                     By Industrial Classification


                                  Purchase Price   Percentage of
Type of Business                   of Equipment   Total Equipment

Computer/Data Processing           $   421,828         2.72%
Diversified Financial/Insurance      7,049,792        45.49
Manufacturing/Refining               3,684,364        23.77
Retailing/Consumer Goods             3,315,934        21.40
Telephone/Telecommunications         1,025,914         6.62
                                   ___________       ______

     Totals                        $15,497,832       100.00%
                                   ===========       ======


Average Initial Term of Leases (in months):  34

     All of the above equipment is currently leased under operating leases.


Item 3. LEGAL PROCEEDINGS

     Not applicable.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                 3
                                PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

     (b)  Number of Equity Security Holders:

                                         Number of Partners
       Title of Class                  as of December 31, 1996

Limited Partnership Interests                     2,661

General Partnership Interest                          1


Item 6. SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,

                               1996           1995          1994          1993          1992
Total Income      $4,740,607      $6,094,886    $6,442,059   $ 9,658,742   $10,026,031
Net Income           169,828         597,297       457,015     1,244,058        89,596
Distributions to
  Partners           668,800       4,343,818     5,063,003     6,697,405     5,500,267
Net Income per
  Equivalent Limited
  Partnership Unit      5.49           15.94          9.35         21.24           .50
Weighted Average
  Number of Equivalent
  Limited Partnership
  Units Outstanding
  During the Period   29,822          35,186        43,506        55,444        68,991

                                               December 31,

                      1996           1995          1994          1993          1992
Total Assets      $9,435,898    $10,458,128    $15,155,942   $20,022,169   $26,104,262
Equipment under
  Operating Leases
  and Equipment Held
  for Sale or Lease
  (Net)            5,973,803      6,252,018      6,251,331    10,669,609    17,390,167
Net Investment in
  Direct Financing
  Leases             503,093        687,606        969,434     1,143,180          -
Limited Partnership
  Units               75,294         79,156         80,537        82,626        87,387
Limited Partners       2,661          2,745          2,780         2,828         2,961






                                 4
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $4,740,607, $6,094,886 and $6,442,059 for the years ended December 31, 1996, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 85%, 84% and 93% of total income in 1996, 1995 and 1994, respectively. The decrease in total revenues in 1996 and 1995 is primarily attributable to the decrease in rental income. In 1996, rental income decreased by approximately $2,244,000 due to renewals of leases at lower rates and lease terminations or sales of equipment. This decrease, however, was mitigated by an increase of $1,141,000 in rental income generated from equipment purchased in 1996 as well as rental income realized on 1995 equipment purchases for which a full year of rent was earned in 1996 and only a partial year was earned in 1995. Rental income decreased in 1995 by approximately $1,519,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease was reduced by an increase of $682,000 in rental income generated from equipment purchased in 1995 as well as rental income generated from 1994 equipment purchases for which a full year of rental income was earned in 1995 and only a partial year was earned in 1994. The Fund recognized a net gain on sale of equipment of $513,405 in 1996 as compared to $559,213 in 1995 and a loss on sale of equipment of $48,733 in 1994 which also accounts for the decrease in total revenues in 1996 and reduced the overall decrease in revenues in 1995. In addition, interest income decreased in 1996 and 1995 because of lower cash balances available for investment by the Fund and, in 1996, lower interest rates earned on short-term investments.

     Expenses were $4,570,779, $5,497,589 and $5,985,044 for the years ended December 31, 1996, 1995 and 1994, respectively. Depreciation and amortization comprised 76%, 71% and 84% of total expenses in 1996, 1995 and 1994, respectively. The decrease in expenses in 1996 and 1995 was partially attributable to the decrease in depreciation expense due to equipment which came off lease, terminated or was sold. Additionally, the decrease in the write-down of equipment to net realizable value in 1996 also contributed to the overall decrease in total expenses in 1996. The increase in this expense in 1995, however, reduced the amount of the decrease in total expenses from 1994. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1996, 1995 and 1994, approximately $419,000, $877,000 and $242,000, respectively, was charged to write-down of equipment to net realizable value. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Furthermore, general and administrative expenses to related party decreased in 1996 and increased in 1995 because of the fluctuation in general and


                                 5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

administrative expenses incurred to the General Partner during these years which affected the overall decrease in total expenses in 1996 and 1995. The decrease in management fee to related party, resulting from the decrease in rental income in 1996 and 1995, also contributed to the decrease in overall expenses during these years.

     The Fund's net income was $169,828, $597,297 and $457,015 for the years ended December 31, 1996, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $5.49, $15.94 and $9.35 for the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,822, 35,186 and 43,506 for 1996, 1995 and 1994, respectively.

     The Fund generated funds from operations, for the purpose of determining cash available for distribution, of $3,568,697, $4,803,454 and $5,746,894 and distributed 15%, 73% and 73% of these amounts to partners in 1996, 1995 and 1994, respectively, and 2%, 3% and 15% of these amounts to partners in January and February 1997, 1996 and 1995, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1995, the General Partner revised its policy regarding cash distributions so that the distribu-tions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1996, 1995 and 1994, the Fund purchased $3,934,480, $5,430,211 and $1,983,990 respectively, of equipment.

     Subsequent to December 31, 1996, the Fund purchased $2,024,611 of equipment subject to an operating lease with an initial lease term of 36 months.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next fiscal year.








                                 6


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
















































                                 7
                             PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In February 1996, the Board of Directors resolved to change the name of the General Partner from Fidelity Leasing Corporation to F.L. Partnership Management, Inc. (FLPMI). F.L. Partnership Management, Inc. is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 40, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 47, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 34, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 41, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 38, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 29, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.
















                                 8
Item 11. EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1996:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     F.L. Partnership
     Management, Inc.           General Partner      $206,765(1)
                                                     ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1996, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1996, the Fund was charged $206,765 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited



                                 9

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          (Continued)

Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $269,982 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the year ended
December 31, 1996.

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1996, the General Partner received $6,688 of cash distributions.

     The Fund incurred $260,883 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1996.


























                                  10
                                PART IV

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















                                 11

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND VI, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       Freddie M. Kotek
                  By:  __________________________
                       Freddie M. Kotek, Chairman
                       and President

Dated March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                          Title                         Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors  3-26-97
Freddie M. Kotek             and President of F.L. Partnership
                             Management, Inc. (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of F.L. Partnership        3-26-97
Michael L. Staines           Management, Inc.



Marianne T. Schuster
___________________________  Vice President and Controller       3-26-97
Marianne T. Schuster         of F.L. Partnership Management, Inc.
                             (Principal Financial Officer)













                                  12


               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                           Pages

Report of Independent Certified Public Accountants         F-2

Balance Sheets as of December 31, 1996 and 1995            F-3

Statements of Operations for the years ended               F-4
     December 31, 1996, 1995 and 1994

Statements of Partners' Capital for the years              F-5
     ended December 31, 1996, 1995 and 1994

Statements of Cash Flows for the years ended               F-6
     December 31, 1996, 1995 and 1994

Notes to Financial Statements                              F-7 - F-12










All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.


























                                  F-1

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




Grant Thornton, LLP
Philadelphia, Pennsylvania
February 10, 1997

















                                 F-2

                    FIDELITY LEASING INCOME FUND VI, L.P.

                                BALANCE SHEETS

                                    ASSETS
                                                        December 31,

                                                  1996                1995
Cash and cash equivalents                    $2,783,827           $ 2,920,100

Investment securities held to maturity             -                  499,740

Accounts receivable                              33,835                33,021

Interest receivable                                -                   13,376

Due from related parties                        141,340                52,267

Equipment under operating leases
(net of accumulated depreciation
of $9,529,793 and $13,650,877,
respectively)                                 5,968,039             6,242,594

Net investment in direct financing leases       503,093               687,606

Equipment held for sale or lease                  5,764                 9,424

                                             __________           ___________

         Total assets                        $9,435,898           $10,458,128
                                             ==========           ===========


                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance            $  284,933           $    87,814

      Accounts payable - equipment               19,788                  -

      Accounts payable and
       accrued expenses                          55,307                74,688

      Due to related parties                     41,183               288,153
                                             __________           ___________

         Total liabilities                      401,211               450,655

Partners' capital                             9,034,687            10,007,473
                                             __________           ___________

         Total liabilities and
          partners' capital                  $9,435,898           $10,458,128
                                             ==========           ===========

The accompanying notes are an integral part of these financial statements.



                                 F-3

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENTS OF OPERATIONS
                                              For the years ended December 31,

                                            1996            1995          1994
Income:
  Rentals                                $4,047,597      $5,150,170    $5,987,027
  Earned income on direct
   financing leases                          53,395          78,814        95,212
  Interest                                  116,695         292,400       353,956
  Gain on sale of equipment, net            513,405         559,213          -
  Other                                       9,515          14,289         5,864
                                         __________      __________    __________

                                          4,740,607       6,094,886     6,442,059
                                         __________      __________    __________

Expenses:
  Depreciation and amortization           3,493,500       3,888,155     4,999,097
  Write-down of equipment to net
   realizable value                         418,774         877,215       242,049
  General and administrative                190,857         107,497       163,078
  General and administrative
   to related party                         260,883         364,237       232,828
  Management fee to related party           206,765         260,485       299,259
  Loss on sale of equipment, net               -               -           48,733
                                         __________      __________    __________

                                          4,570,779       5,497,589     5,985,044
                                         __________      __________    __________

Net income                               $  169,828      $  597,297    $  457,015
                                         ==========      ==========    ==========

Net income per equivalent
 limited partnership unit                $     5.49      $    15.94    $     9.35
                                         ==========      ==========    ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the year                                    29,822          35,186	        43,506
                                         ==========      ==========    ==========









The accompanying notes are an integral part of these financial statements.










                              F-4
                          FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF PARTNERS' CAPITAL
                   For the years ended December 31, 1996, 1995 and 1994

                                General        Limited Partners
                                Partner       Units       Amount           Total
                                _______       __________________           _____

Balance, January 1, 1994       $ 9,600       82,626    $19,002,535     $19,012,135

Redemptions                       -          (2,089)      (448,699)       (448,699)

Cash distributions             (50,629)        -        (5,012,374)     (5,063,003)

Net income                      50,409         -           406,606         457,015
                               _______       ______    ___________     ___________

Balance, December 31, 1994       9,380       80,537     13,948,068      13,957,448

Redemptions                       -          (1,381)      (203,454)       (203,454)

Cash distributions             (43,433)        -        (4,300,385)     (4,343,818)

Net income                      36,491         -           560,806         597,297
                               _______       ______    ___________     ___________

Balance, December 31, 1995       2,438       79,156     10,005,035      10,007,473

Redemptions                       -          (3,862)      (473,814)       (473,814)

Cash distributions              (6,688)        -          (662,112)       (668,800)

Net income                       6,000         -           163,828         169,828
                               _______       ______    ___________     ___________

Balance, December 31, 1996     $ 1,750       75,294    $ 9,032,937     $ 9,034,687
                               =======       ======    ===========     ===========















The accompanying notes are an integral part of these financial statements.











                                  F-5
                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF CASH FLOWS

                                                   For the years ended December 31,
                                                   1996          1995           1994
Cash flows from operating activities:
  Net income                                    $  169,828    $  597,297  $   457,015
                                                __________    __________  ___________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                  3,493,500     3,888,155    4,999,097
  Write-down of equipment to net realizable value  418,774       877,215      242,049
  Proceeds from direct financing leases,
   net of earned income                            184,513       281,828      173,746
  (Gain) loss on sale of equipment net            (513,405)     (559,213)      48,733
  (Increase) decrease in due from related parties  (89,073)      (25,216)     286,254
  Increase (decrease) in lease rents paid in
   advance                                         197,119      (130,386)    (132,754)
  Increase (decrease) in accounts payable-
   equipment                                        19,788      (518,100)     518,100
  Increase (decrease) in due to related parties   (246,970)      (10,227)    (173,363)
  Increase (decrease) in other, net                ( 6,819)       28,485       36,855
                                                __________    __________   __________

                                                 3,457,427     3,832,541    5,998,717
                                                __________    __________   __________

  Net cash provided by operating activities      3,627,255     4,429,838    6,455,732
                                                __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                      (3,934,480)   (5,430,211)  (1,983,990)
  Purchase of investment securities
   held to maturity                                   -         (749,993)  (5,429,915)
  Maturity of investment securities
   held to maturity                                499,740     2,485,354    5,176,491
  Proceeds from sale of equipment                  813,826     1,223,367    1,113,889
                                                __________    __________   __________
  Net cash used in investing activities         (2,620,914)   (2,471,483)  (1,123,525)
                                                __________    __________   __________
Cash flows from financing activities:
  Distributions                                   (668,800)   (4,343,818)  (5,063,003)
  Redemptions of capital                          (473,814)     (203,454)    (448,699)
                                                __________    __________   __________

  Net cash used in financing activities         (1,142,614)   (4,547,272)  (5,511,702)
                                                __________    __________   __________

  Decrease in cash and cash equivalents           (136,273)   (2,588,917)    (179,495)

  Cash and cash equivalents, beginning of year   2,920,100     5,509,017    5,688,512
                                                __________    __________   __________

  Cash and cash equivalents, end of year        $2,783,827    	$2,920,100   $5,509,017
                                                ==========    ==========   ==========





The accompanying notes are an integral part of these financial statements.






                                 F-6
                FIDELITY LEASING INCOME FUND VI, L.P.

                    NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

Fidelity Leasing Income Fund VI, L.P. (the "Fund") was formed in January 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equipment, which is leased to third parties throughout the United States on a short-term basis.


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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements.

Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

Effective January 1, 1996, the Fund adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This new standard provides guidance on when to recognize and how to measure impairment losses of long-lived assets and how to value long-lived assets to be disposed of. The adoption of SFAS No. 121 had no impact on the net income of the Fund.

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

Organization Costs

Organization costs were amortized over a five year period.

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

The Fund does have direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $109,000, $574,000 and $42,000 or $3.66, $16.31 and $0.97 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1996, 1995 and 1994, respectively.

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

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1996, 1995 and 1994, approximately $419,000, $877,000 and $242,000, respectively was charged to write down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

During the year ended December 31, 1996, the Fund leased equipment under the direct financing method in accordance with SFAS No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1996 is as follows:

        Net minimum lease payments to be received     $556,000
        Less unearned income                            53,000
        Add expected future residuals                     -
                                                      ________
                                                      $503,000
                                                      ========

The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                 Direct
                                Operating       Financing

          1997                  $3,213,000       $238,000
          1998                   1,412,000        238,000
          1999                     738,000         80,000
                                __________       ________
                                $5,363,000       $556,000
                                ==========       ========

Subsequent to December 31, 1996, the Fund purchased $2,024,611 of equipment subject to an operating lease with an initial lease term of 36 months. The future approximate minimum rentals to be received on this noncancellable operating lease are $738,286, $681,495 and $624,704 in 1997, 1998 and 1999, respectively.

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

The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded Priority Return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner. As a result, $269,982 of sales fee accrued by the Fund in prior periods was recognized into income as part of the net gain on sale of equipment during the year ended December 31, 1996.

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
Following is a summary of fees and costs charged by the General Partner or its parent company during the years ended December 31:

                                 1996        1995        1994
Management fee                 $206,765    $260,485    $299,259
Reimbursable costs              260,883     364,237     232,828

During 1996, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1996 and 1995 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

Amounts due to related parties at December 31, 1996 and 1995 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.







                                    F-11

                   FIDELITY LEASING INCOME FUND VI, L.P.

                 NOTES TO FINANCIAL STATEMENTS (Continued)

6.  MAJOR CUSTOMERS

For the year ended December 31, 1996, two customers accounted for approximately 12% and 11% of the Fund's rental income. For the year ended December 31, 1995, one customer generated approximately 17% of the Fund's rental income. For the year ended December 31, 1994, one customer accounted for approximately 14% of the Fund's rental income.


7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended          1996            1995          1994
       March                $218,800        $1,256,951    $1,287,311
       June                  150,000         1,242,919     1,260,857
       September             150,000         1,240,099     1,257,735
       December              150,000           603,849     1,257,100
                            ________        __________    __________

                            $668,800        $4,343,818    $5,063,003
                            ========        ==========    ==========

In addition, the General Partner declared a cash distribution of $50,000 in January 1997 and $25,000 in February 1997 for the months ended November 30 and December 31, 1996, respectively to all admitted partners as of November 30 and December 31, 1996.
























                              F-12