Form 10-Q
period 1997-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 1997-05-15
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1997                     1996
                                        ______________           _____________

Cash and cash equivalents                 $1,979,475               $2,783,827

Accounts receivable                           67,468                   33,835

Due from related parties                     132,948                  141,340

Equipment under operating leases
(net of accumulated depreciation
of $8,270,468 and $9,529,793,
respectively)                              6,805,440                5,968,039

Net investment in direct financing
 leases                                      454,283                  503,093

Equipment held for sale or lease             133,357                    5,764
                                          __________               __________

       Total assets                       $9,572,971               $9,435,898
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  321,686               $  284,933

     Accounts payable - equipment               -                      19,788

     Accounts payable and
      accrued expenses                        75,061                   55,318

     Due to related parties                   13,109                   41,183
                                          __________               __________

       Total liabilities                     409,856                  401,222

Partners' capital                          9,163,115                9,034,676
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,572,971               $9,435,898
                                          ==========               ==========





The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1997 and 1996

                                   (Unaudited)

                                                    1997              1996
                                                  ________          ________

Income:
     Rentals                                     $1,219,790        $1,036,681
     Earned income on direct financing leases        10,664            14,911
     Interest                                        21,392            34,137
     Gain on sale of equipment, net                 101,397           100,112
     Other                                            3,479             1,163
                                                 __________        __________

                                                  1,356,722         1,187,004
                                                 __________        __________

Expenses:
     Depreciation                                   951,308           740,923
     Write-down of equipment to net
      realizable value                               59,045           550,095
     General and administrative                      28,441            42,068
     General and administrative to
      related party                                  52,310            59,081
     Management fee to related party                 62,179            52,651
                                                 __________        __________
                                                  1,153,283         1,444,818
                                                 __________        __________

Net income (loss)                                $  203,439        $ (257,814)
                                                 ==========        ==========

Net income (loss) per equivalent
  limited partnership unit                       $     6.85        $    (8.34)
                                                 ==========        ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period                29,411            30,598
                                                 ==========        ==========












The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1997

                                   (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1997        $1,750    75,294     $9,032,926    $9,034,676

Cash distributions                (750)     -           (74,250)      (75,000)

Net income                       2,034      -           201,405       203,439
                               _______    ______    ___________    __________

Balance, March 31, 1997         $3,034    75,294     $9,160,081    $9,163,115
                                ======    ======     ==========    ==========




































The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)
                                                     1997          1996
                                                  __________    __________
Cash flows from operating activities:
     Net income (loss)                            $  203,439     $(257,814)
                                                  __________     _________
     Adjustments to reconcile net income (loss)
      to net cash provided by operating
      activities:
     Depreciation                                    951,308       740,923
     Write-down of equipment to net
      realizable value                                59,045       550,095
     Proceeds from direct financing leases,
      net of earned income                            48,810        44,565
     Gain on sale of equipment, net                 (101,397)     (100,112)
     (Increase) decrease in accounts receivable      (33,633)      (37,664)
     Increase (decrease) in lease rents paid
      in advance                                      36,753        62,317
     Increase (decrease) in accounts payable -
      equipment                                      (19,788)         -
     Increase (decrease) in accounts payable and
      accrued expenses                                19,743       339,533
     Increase (decrease) in due to related parties   (28,074)        1,185
     Increase (decrease) in other, net                 8,392         4,968
                                                  __________    __________
                                                     941,159     1,605,810
                                                  __________    __________

     Net cash provided by operating activities     1,144,598     1,347,996
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                     (2,024,611)     (475,999)
     Proceeds from sale of equipment                 150,661       120,973
                                                  __________    __________

     Net cash used in investing activities        (1,873,950)     (355,026)
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                             -         (473,814)
     Distributions                                   (75,000)     (218,811)
                                                  __________    __________

     Net cash used in financing activities           (75,000)     (692,625)
                                                  __________    __________

     Increase (decrease) in cash and cash
      equivalents                                   (804,352)      300,345

     Cash and cash equivalents, beginning
      of period                                    2,783,827     2,920,100
                                                  __________    __________

     Cash and cash equivalents, end of period     $1,979,475    $3,220,445
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1997

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1996 financial statements have been reclassified to conform to the presentation in 1997.

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Genreally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $59,045 and $550,095 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1997 is as follows:

          Net minimum lease payments to be received      $497,000
          Less unearned income                             43,000
          Add expected future residuals                      -
                                                         ________
                                                         $454,000
                                                         ========

                          FIDELITY LEASING INCOME FUND VI, L.P.

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1997 are as follows:

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1997               $2,946,000         $178,000
                           1998                2,170,000          238,000
                           1999                1,446,000           81,000
                                              __________         ________
                                              $6,562,000         $497,000
                                              ==========         ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments on equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1997                 1996
                                             ________             ________

          Management fee                     $62,179              $52,651
          Reimbursable costs                  52,310               59,081

                       FIDELITY LEASING INCOME FUND VI, L.P.

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1997 and December 31, 1996 represent monies due to the General Partner or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTIONS

    The General Partner declared and paid two cash distributions of $25,000 each subsequent to March 31, 1997 for the months ended February 28 and March 31, 1997 to all admitted partners as of February 28 and March 31, 1997.



































                                           8
Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,356,722 and $1,187,004 for the three months ended March 31, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 90% and 87% of total revenues for the first quarter of 1997 and 1996, respec-tively. The increase in total revenues in 1997 is primarily attributable to an increase in rental income. During the three months ended March 31, 1997, rental income increased by approximately $447,000 because of equipment which came on lease since the first quarter of 1996 as well as rents generated from 1996 equipment purchases for which a full three months of rent was earned in the first quarter of 1997 and only a portion of the three months was earned in the first quarter of 1996. This increase, however, was reduced by approximately $264,000 of a decrease in rental income because of equipment which came off lease and was re-leased at lower rental rates or sold. Futhermore, interest income decreased in 1997 because of lower cash balances available for investment during the first quarter of 1997 which reduced the overall increase in revenues in 1997.

    Expenses were $1,153,283 and $1,444,818 for the three months ended
March 31, 1997 and 1996, respectively. Depreciation expense comprised 82% and 51% of total expenses during the first quarter of 1997 and 1996, respectively. The decrease in expenses is primarily related to the decrease in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $59,045 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1997 as compared to $550,095 for the three months ended March 31, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Depreciation expense increased during the quarter ended March 31, 1997 in comparison to the same period in 1996 because of depreciation on new equipment purchases made since the first quarter of 1996. This increase in depreciation expense reduced the overall decrease in expenses in first quarter of 1997.

    For the three months ended March 31, 1997 and 1996, the Fund had net income
(loss) of $203,439 and ($257,814), respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $6.85 and ($8.34) based on a weighted average number of equivalent limited partnership units outstanding of 29,411 and 30,598 for the three months ended March 31, 1997 and 1996, respectively.

    The Fund generated funds from operations of $1,112,395 and $933,092, for the purpose of determining cash available for distribution and distributed 2% and 8% of these amounts during the first quarter of 1997 and 1996, respectively and 4% and 8% of these amounts subsequent to March 31, 1997 and 1996, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer equipment with cash available from operations which is not distributed to partners. The Fund purchased $2,024,611 and $475,999 of equipment during the three months ended March
31, 1997 and 1996, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month
period.                                 9

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 1997

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-14-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            5-14-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)



































                                         11