Form 10-Q
period 1997-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 1997-08-27
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                       Fidelity Leasing Income Fund VI, L.P.
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2540929
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

7004 W. Butler Pike, Ambler, Pennsylvania     19002
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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1997                     1996
                                        ______________           _____________

Cash and cash equivalents                 $2,587,284               $2,783,827

Accounts receivable                           98,110                   33,835

Due from related parties                      84,643                  141,340

Equipment under operating leases
 (net of accumulated depreciation
 of $8,941,784 and $9,529,793,
 respectively)                             6,178,258                5,968,039

Net investment in direct financing
 leases                                      404,349                  503,093

Equipment held for sale or lease              86,924                    5,764
                                          __________               __________

       Total assets                       $9,439,568               $9,435,898
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  266,215               $  284,933

     Accounts payable - equipment               -                      19,788

     Accounts payable and
      accrued expenses                        55,593                   55,318

     Due to related parties                    6,144                   41,183
                                          __________               __________
       Total liabilities                     327,952                  401,222

Partners' capital                          9,111,616                9,034,676
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,439,568               $9,435,898
                                          ==========               ==========



The accompanying notes are an integral part of these financial statements.





                                       2

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                               1997          1996         1997        1996
                               ____          ____         ____        ____

Income:
   Rentals                  $1,062,191   $  991,803   $2,281,981  $2,028,484
   Earned income on direct
    financing leases             9,543       13,885       20,207      28,796
   Interest                     28,591       62,416       49,983      96,553
   Gain on sale of equipment,
    net                          5,619      331,952      107,016     432,064
   Other                         2,915        2,571        6,394       3,734
                            __________   __________   __________  __________

                             1,108,859    1,402,627    2,465,581   2,589,631
                            __________   __________   __________  __________

Expenses:
   Depreciation                882,573      712,493    1,833,881   1,453,416
   Write-down of equipment to
    net realizable value        33,626      108,758       92,671     658,853
   General and administrative   33,368       33,377       61,809      75,445
   General and administrative
    to related party            56,492       64,123      108,802     123,204
   Management fee to related
    party                       54,299       50,779      116,478     103,430
                            __________   __________   __________  __________
                             1,060,358      969,530    2,213,641   2,414,348
                            __________   __________   __________  __________

Net income                  $   48,501   $  433,097   $  251,940  $  175,283
                            ==========   ==========   ==========  ==========

Net income per equivalent
  limited partnership unit  $     1.63   $    14.46   $     8.48  $     5.72
                            ==========   ==========   ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period             29,418       29,578       29,414      30,088
                            ==========   ==========   ==========  ==========











The accompanying notes are an integral part of these financial statements.


                                       3

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1997

                                   (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1997        $1,750    75,294     $9,032,926    $9,034,676

Cash distributions              (1,750)     -          (173,250)     (175,000)

Net income                       2,519      -           249,421       251,940
                                ______    ______     __________    __________

Balance, June 30, 1997          $2,519    75,294     $9,109,097    $9,111,616
                                ======    ======     ==========    ==========




































The accompanying notes are an integral part of these financial statements.



                                       4

                     FIDELITY LEASING INCOME FUND VI, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1997 and 1996
                                  (Unaudited)
                                                     1997          1996
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  251,940    $  175,283
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                  1,833,881     1,453,416
     Write-down of equipment to net
      realizable value                                92,671       658,853
     Proceeds from direct financing leases,
      net of earned income                            98,744        90,159
     Gain on sale of equipment, net                 (107,016)     (432,064)
     (Increase) decrease in accounts receivable      (64,275)     (111,704)
     (Increase) decrease in interest receivable         -          (26,238)
     (Increase) decrease in due from
      related parties                                 56,697      (140,339)
     Increase (decrease) in lease rents paid
      in advance                                     (18,718)       77,261
     Increase (decrease) in accounts payable and
      accrued expenses                                   275        (2,112)
     Increase (decrease) in accounts payable -
      equipment                                      (19,788)         -
     Increase (decrease) in due to related parties   (35,039)     (265,178)
                                                  __________    __________
                                                   1,837,432     1,302,054
                                                  __________    __________
     Net cash provided by operating activities     2,089,372     1,477,337
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                     (2,313,751)     (475,999)
     Maturity of investment securities held
      to maturity                                       -          499,740
     Proceeds from sale of equipment                 202,836       453,561
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                        (2,110,915)      477,302
                                                  __________    __________
Cash flows from financing activities:
     Redemptions of capital                             -         (473,814)
     Distributions                                  (175,000)     (368,811)
                                                  __________    __________

     Net cash used in financing activities          (175,000)     (842,625)
                                                  __________    __________

     Increase (decrease) in cash and cash
      equivalents                                   (196,543)    1,112,014

     Cash and cash equivalents, beginning
      of period                                    2,783,827     2,920,100
                                                  __________    __________

     Cash and cash equivalents, end of period     $2,587,284    $4,032,114
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                                      5
                      FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $92,671 and $658,853 was charged to write-down of equipment to net realizable value for June 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1997 is as follows:

          Net minimum lease payments to be received      $437,000
          Less unearned income                             33,000
          Add expected future residuals                      -
                                                         ________
                                                         $404,000
                                                         ========









                                       6
                          FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1997 are as follows:

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1997               $2,001,000         $118,000
                           1998                2,261,000          238,000
                           1999                1,455,000           81,000
                           2000                   38,000             -
                                              __________         ________
                                              $5,755,000         $437,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1997 and 1996:

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               1997          1996         1997        1996
                               ____          ____         ____        ____

    Management fee           $54,299       $50,779      $116,478    $103,430
    Reimbursable costs        56,492        64,123       108,802     123,204






                       FIDELITY LEASING INCOME FUND VI, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBank, Inc., in which the Chairman of Resource America, Inc., serves as a director.

    Amounts due from related parties at June 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $25,000 in both July and August 1997 for the months ended May 31 and June 30, 1997 to all admitted partners as of May 31 and June 30, 1997.


































                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,108,859 and $1,402,627 for the three months ended June 30, 1997 and 1996, respectively and $2,465,581 and $2,589,631 for the six months ended June 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 96% and 71% of total revenues for the second quarter of 1997 and 1996, respectively and 93% and 78% of total revenues for the six months ended
June 30, 1997 and 1996, respectively. The decrease in total revenues in 1997 is primarily attributable to the decrease in the net gain on sale of equipment. The Fund recognized a net gain on sale of equipment of $107,016 during the six months ended June 30, 1997 as compared to $432,064 for the same period in 1996. Additionally, the decrease in interest income contributed to the overall decrease in revenues due to lower cash balances available for investment by the Fund in the first six months of 1997 as compared to the same period in 1996. However, the increase in rental income in 1997 reduced the overall decrease in revenues. Rental income increased by approximately $1,060,000 during the six months ended June 30, 1997 because of rents generated from equipment purchases made since June 1996 as well as rental income recognized on 1996 equipment purchases for which a full six months was earned in 1997 and only a portion of the six months was earned in 1996. This increase was mitigated by approximately $807,000 because of equipment which came off lease and was re-leased at lower rental rates or sold.

    Expenses were $1,060,358 and $969,530 for the three months ended June 30, 1997 and 1996, respectively and $2,213,641 and $2,414,348 for the six months ended June 30, 1997 and 1996, respectively. Depreciation comprised 83% and 73% of total expenses for the second quarter of 1997 and 1996, respectively and 83% and 60% of total expenses for the six months ended June 30, 1997 and 1996, respectively. The decrease in expenses for the six months ended June 30, 1997 as compared to the same period in 1996 is primarily attributable to a decrease in the write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, the Fund charged $92,671 to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1997 as compared to $658,853 for the same period in 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Depreciation expense increased for the first six months of 1997 due to approximately $5.8 million of equipment purchased since June 1996, which reduced the overall decrease in expenses during the six months ended June 30, 1997 as compared to the same period in 1996.

    The Fund's net income was $48,501 and $433,097 for the three months ended June 30, 1997 and 1996, respectively and $251,940 and $175,283 for the six months ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $1.63 and $14.46 based on a weighted average number of equivalent limited partnership units outstanding of 29,418 and 29,578 for the three months ended June 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $8.48 and $5.72 based on a weighted average number of equivalent limited partner-ship units outstanding of 29,414 and 30,088 for the six months ended June 30, 1997 and 1996, respectively.



                          FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $959,081 and $922,396, for the purpose of determining cash available for distribution and distributed 3% and 8% of these amounts during the second quarter of 1997 and 1996, respectively and 5% and 11% of these amounts in July and August 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the Fund generated $2,071,476 and $1,855,488 of cash from operations and distributed
5% and 12% of these amounts during the first six months of 1997 and 1996, respectively and 2% and 5% of these amounts in July and August 1997 and 1996, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer equipment with cash available from operations which is not distributed to partners. The Fund purchased $2,313,751 and $475,999 of equipment during the six months ended June 30, 1997 and 1996, respectively.

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

                                 June 30, 1997

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-13-97     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            8-13-97     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




































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




































