Form 10-Q
period 1997-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 1997-11-13
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                        Fidelity Leasing Income Fund VI, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

             Delaware                                  23-2540929
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

               7004 West Butler Pike, Ambler, PA     19002
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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1997                     1996
                                        ______________           _____________

Cash and cash equivalents                 $3,123,190              $2,783,827

Accounts receivable                          171,524                  33,835

Due from related parties                      61,610                 141,340

Equipment under operating leases
(net of accumulated depreciation
of $8,042,723 and $9,529,793,
respectively)                              5,561,755               5,968,039

Net investment in direct financing
 leases                                      353,266                 503,093

Equipment held for sale or lease              76,873                   5,764
                                          __________              __________

       Total assets                       $9,348,218              $9,435,898
                                          ==========              ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  123,261              $  284,933

     Accounts payable - equipment               -                     19,788

     Accounts payable and
      accrued expenses                        48,309                  55,318

     Due to related parties                   13,083                  41,183
                                          __________              __________
       Total liabilities                     184,653                 401,222

Partners' capital                          9,163,565               9,034,676
                                          __________              __________
           Total liabilities and
            partners' capital             $9,348,218              $9,435,898
                                          ==========              ==========








     The accompanying notes are an integral part of these financial statements.

                                         2
                        FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1997        1996         1997        1996
                                   ____        ____         ____        ____

Income:
     Rentals                    $1,145,277  $  975,857   $3,427,258  $3,004,341
     Earned income on direct
      financing leases               8,393      12,837       28,600      41,633
     Interest                       35,331      30,927       85,314     127,480
     Gain on sale of equipment,
      net                            6,725        -         113,741     409,978
     Other                           4,765       2,489       11,159       6,223
                                __________  __________   __________  __________

                                 1,200,491   1,022,110    3,666,072   3,589,655
                                __________  __________   __________  __________

Expenses:
     Depreciation                  792,351     766,833    2,626,232   2,220,249
     Write-down of equipment
      to net realizable value      158,214      95,990      250,885     754,843
     General and administrative     22,791      33,408       84,600     108,853
     General and administrative
      to related party              41,733      65,198      150,535     188,402
     Management fee to related
      party                         58,453      49,983      174,931     153,413
     Loss on sale of equipment,
      net                             -         22,086         -           -
                                __________  __________   __________  __________

                                 1,073,542   1,033,498    3,287,183   3,425,760
                                __________  __________   __________  __________

Net income (loss)               $  126,949  $  (11,388)  $  378,889  $  163,895
                                ==========  ==========   ==========  ==========

Net income (loss) per equivalent
  limited partnership unit      $     4.26  $     (.44)  $    12.74  $     5.32
                                ==========  ==========   ==========  ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                        29,476      29,605       29,435      29,927
                                ==========  ==========   ==========  ==========







     The accompanying notes are an integral part of these financial statements.


                                         3

                       FIDELITY LEASING INCOME F UND VI, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1997

                                    (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1997        $1,750    75,294     $9,032,926     $9,034,676

Cash distributions              (2,500)     -          (247,500)      (250,000)

Net income                       3,789      -           375,100        378,889
                               _______    ______    ___________    ___________

Balance, September 30, 1997     $3,039    75,294     $9,160,526     $9,163,565
                                ======    ======     ==========     ==========







































     The accompanying notes are an integral part of these financial statements.


                                         4
                       FIDELITY LEASING INCOME FUND VI, L.P.
                              STATEMENTS OF CASH FLOWS
                For the nine months ended September 30, 1997 and 1996
                                  (Unaudited)        1997          1996
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $  378,889     $  163,895
                                                 __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                 2,626,232      2,220,249
     Write-down of equipment to net
      realizable value                              250,885        754,843
     Proceeds from direct financing leases,
      net of earned income                          149,827        136,798
     Gain on sale of equipment, net                (113,741)      (409,978)
     (Increase) decrease in accounts receivable    (137,689)       (79,886)
     (Increase) decrease in interest receivable        -           (26,238)
     (Increase) decrease in due from related
      parties                                        79,730       (240,850)
     Increase (decrease) in lease rents paid
      in advance                                   (161,672)        97,594
     Increase (decrease) in accounts payable and
      accrued expenses                               (7,009)       (24,441)
     Increase (decrease) in accounts payable -
      equipment                                     (19,788)          -
     Increase (decrease) in due to related parties  (28,100)      (261,768)
                                                 __________     __________
                                                  2,638,675      2,166,323
                                                 __________     __________

     Net cash provided by operating activities    3,017,564      2,330,218
                                                 __________     __________
Cash flows from investing activities:
     Acquisition of equipment                    (2,724,686)    (3,799,088)
     Maturity of investment securities held
      to maturity                                      -           499,740
     Proceeds from sale of equipment                296,485        707,195
                                                 __________     __________

     Net cash used in investing activities       (2,428,201)    (2,592,153)
                                                 __________     __________
Cash flows from financing activities:
     Redemptions of capital                            -          (473,814)
     Distributions                                 (250,000)      (518,812)
                                                 __________     __________
     Net cash used in financing activities         (250,000)      (992,626)
                                                 __________     __________

     Increase (decrease) in cash and
      cash equivalents                              339,363     (1,254,561)

     Cash and cash equivalents, beginning
      of period                                   2,783,827      2,920,100
                                                 __________     __________

     Cash and cash equivalents, end of period    $3,123,190     $1,665,539
                                                 ==========     ==========

     The accompanying notes are an integral part of these financial statements.


                                         5
                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1997

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 12 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $250,885 and $754,843 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1997 and 1996, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1997 is as follows:

          Net minimum lease payments to be received        $378,000
          Less unearned income                               25,000
          Add expected future residuals                        -
                                                           ________

                                                           $353,000
                                                           ========







                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1997 are as follows:
                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1997               $  926,000          $ 59,000
                           1998                2,395,000           238,000
                           1999                1,589,000            81,000
                           2000                  128,000              -
                                              __________          ________
                                              $5,038,000          $378,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1997 and 1996:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               1997         1996             1997        1996
                               ____         ____             ____        ____

       Management fee        $58,453      $49,983          $174,931    $153,413
       Reimbursable costs     41,733       65,198           150,535     188,402







                                        7
                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBank, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1997 and December 31, 1996 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at September 30, 1997 and December 31, 1996 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION:

    The General Partner declared and paid a cash distribution of $25,000 in both October and November 1997 for the months ended August 31 and September 30, 1997 to all admitted partners as of August 31 and September 30, 1997.





































                        FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,200,491 and $1,022,110 for the three months ended September 30, 1997 and 1996, respectively, and $3,666,072 and $3,589,655 for the nine months ended
September 30, 1997 and 1996, respectively. Rental income from the leasing of computer equipment accounted for 95% of total revenues for the third quarter of both 1997 and 1996 and 93% and 84% for the nine months ended September 30, 1997 and 1996, respectively. The increase in total revenues in 1996 is primarily attributable to an increase in rental income. During the nine months ended September 30, 1997, rental income increased by approximately $1,212,000 because of equipment purchases made since September of 1996 as well as rental income recognized on 1996 equipment purchases for which a full nine months was earned in 1997 and only a portion of the nine months was earned in 1996. This increase, however, was reduced by approximately $789,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. Addi-tionally, the Fund recognized a net gain on sale of equipment of $113,741 for the nine months ended September 30, 1997 as compared to $409,978 for the nine months ended September 30, 1996 which reduced the overall increase in total revenues in 1997. Furthermore, interest income decreased in 1997 because of lower cash balances available for investment by the Fund during the first nine months of 1997 as compared to the same period in 1996.

    Expenses were $1,073,542 and $1,033,498 for the three months ended Septem-ber 30, 1997 and 1996, respectively, and $3,287,183 and $3,425,760 for the nine months ended September 30, 1997 and 1996, respectively. Depreciation expense comprised 74% of total expenses for the third quarter of both 1997 and 1996 and 80% and 65% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in expenses for the nine months ended September 30, 1997 is primarily related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $250,885 was charged to write-down of equipment to net realizable value during the nine months ended September 30, 1997 as compared to $754,843 for the nine months ended September 30, 1996. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. However, the increase in depreciation expense reduced the overall decrease in expenses in 1997. Depreciation expense increased because of equipment purchases made since September 1996 as well as depreciation expense taken on 1996 equipment purchases for which a full nine months of depreciation was recorded in 1997 but only a portion of the nine months was recorded in 1996.

    The Fund's net income (loss) was $126,949 and ($11,388) for the three months ended September 30, 1997 and 1996, respectively, and $378,889 and $163,895 for the nine months ended September 30, 1997 and 1996, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were $4.26 and ($.44) based on a weighted average number of equivalent limited partnership units outstanding of 29,476 and 29,605 for the three months ended September 30, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $12.74 and $5.32 based on a weighted average number of equivalent limited partnership units outstanding of 29,435 and 29,927 for the nine months ended September 30, 1997 and 1996, respectively.



                                         9
                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $1,070,789 and $873,521 for the purpose of determining cash available for distribution, and distributed
2% and 6% of these amounts during the third quarter of 1997 and 1996, respectively and 5% and 11% of these amounts in October and November 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, the Fund generated $3,142,265 and $2,729,009 of cash from operations and distributed 6% and 14% of these amounts during the first nine months of 1997 and 1996, respectively and 2% and 4% of these amounts in October and November 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase computer equipment with cash available from operations which is not distributed to partners. The Fund purchased $2,724,686 and $3,799,088 of equipment during the nine months ended
September 30, 1997 and 1996, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.































Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 1997

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

                       FIDELITY LEASING INCOME FUND VI, L.P.




        11/13/97      By:  Freddie M. Kotek
        ________           _____________________________
        Date               Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                           (Principal Operating Officer)




        11/13/97      By:  Marianne T. Schuster
        ________           _____________________________
        Date               Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                           (Principal Financial Officer)




































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




































