Form 10-K
period 1997-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 1998-03-27
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1997

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

    3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
_________________________________________________________________
     (Address of principal executive offices)          (Zip Code)

                           (215) 574-1636
_________________________________________________________________
        (Registrant's telephone number, including area code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 1997 is 75,294.

There is no public market for these securities.

The index of Exhibits is located on page 11.
                                   1

PART I
Item 1.  BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment, primarily computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations as well as networking equip-ment, which is leased to third parties on a short-term basis.
The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services which the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages which certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1997, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type and aggregate purchase price of the various types of equipment acquired and leased by the Fund as of December 31, 1997, along with the percentage of total equipment represented by each type of equipment, a breakdown of equipment usage by industrial classification and the average initial term of leases:

                              Purchase Price       Percentage of
Type of Equipment Acquired     of Equipment       Total Equipment

Communication Controllers      $   616,806              4.83%
Disk Storage Systems             3,628,147             28.44
Network Communications           2,050,853             16.08
Printers                           115,282              0.90
Tape Storage Systems             1,027,548              8.05
Technical Workstations and
   Terminals                     5,316,401             41.68
Other                                2,695              0.02
                               ___________            ______

   Totals                      $12,757,732            100.00%
                               ===========            ======

                     Breakdown of Equipment Usage
                     By Industrial Classification


                                  Purchase Price   Percentage of
Type of Business                   of Equipment   Total Equipment

Computer/Data Processing          $ 2,367,748         18.56%
Diversified Financial/Insurance     6,056,514         47.47
Manufacturing/Refining              2,474,891         19.40
Retailing/Consumer Goods              917,816          7.20
Telephone/Telecommunications          940,763          7.37
                                  ___________        ______

     Totals                       $12,757,732        100.00%
                                  ===========        ======


Average Initial Term of Leases (in months):  35

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

     (b)  Number of Equity Security Holders:

                                         Number of Partners
       Title of Class                  as of December 31, 1997

Limited Partnership Interests                     2,665

General Partnership Interest                         1


Item 6. SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,

                               1997           1996          1995          1994          1993
Total Income      $4,765,095      $4,740,607    $6,094,886    $6,442,059   $ 9,658,742
Net Income           423,226         169,828       597,297       457,015     1,244,058
Distributions to
  Partners           300,011         668,800     4,343,818     5,063,003     6,697,405
Net Income per
  Equivalent Limited
  Partnership Unit     14.22            5.49         15.94          9.35         21.24
Weighted Average
  Number of Equivalent
  Limited Partnership
  Units Outstanding
  During the Period   29,471          29,822        35,186        43,506        55,444

                                               December 31,

                      1997           1996          1995          1994          1993
Total Assets      $9,845,711      $9,435,898   $10,458,128   $15,155,942   $20,022,169
Equipment under
  Operating Leases
  and Equipment Held
  for Sale or Lease
  (Net)            5,186,967       5,973,803     6,252,018     6,251,331    10,669,609
Net Investment in
  Direct Financing
  Leases             126,057         503,093       687,606       969,434     1,143,180
Limited Partnership
  Units               75,294          75,294        79,156        80,537        82,626
Limited Partners       2,665           2,661         2,745         2,780         2,828

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $4,765,095, $4,740,607 and $6,094,886 for the years ended December 31, 1997, 1996 and 1995, respectively. Rental income from the leasing of computer equipment accounted for 93%, 85% and 84% of total income in 1997, 1996 and 1995, respectively. The increase in total revenues in 1997 is primarily attributable to the increase in rental income. In 1997, rental income increased by approximately $1,506,000 due to purchases of equipment for lease in 1997 as well as rental income realized on 1996 equipment purchases for which a full year of rent was earned in 1997 but only a partial year was earned in 1996. This increase, however, was reduced by a decrease of $1,118,000 in rental income caused by equipment which terminated or sold in 1997. Rental income decreased in 1996 by approximately $2,244,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease was mitigated by an increase of $1,141,000 in rental income generated from equipment purchased in 1996 as well as rental income generated from 1995 equipment purchases for which a full year of rental income was earned in 1996 and only a partial year was earned in 1995. The Fund recognized a net gain on sale of equipment of $146,387 in 1997 as compared to $513,405 in 1996 and $559,213 in 1995 which reduced the overall increase in total revenues in 1997 and contributed to the overall decrease in revenues in 1996. In addition, interest income increased in 1997 as compared to 1996 because of higher cash balances available for investment by the Fund. In 1996, however, interest income decreased from 1995 because of lower cash balances available for investment by the Fund and lower interest rates earned on short-term investments.

     Expenses were $4,341,869, $4,570,779 and $5,497,589 for the years ended December 31, 1997, 1996 and 1995, respectively. Depreciation comprised 78%, 76% and 71% of total expenses in 1997, 1996 and 1995, respectively. The decrease in expenses in 1997 and 1996 was partially attributable to the decrease in depreciation expense due to equipment which came off lease, terminated or was sold. Additionally, the decrease in the write-down of equipment to net realizable value in 1997 and 1996 also contributed to the overall decrease in total expenses in 1997 and 1996. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1997, 1996 and 1995, approximately $376,000, $419,000 and $877,000, respectively, was charged to write-down of equipment to net realizable value. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Furthermore, general and administrative expenses to related party decreased in 1997 and 1996 because of the decrease in general and administrative expenses incurred to the General Partner which contributed to the overall decrease in total expenses for these years.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The Fund's net income was $423,226, $169,828 and $597,297 for the years ended December 31, 1997, 1996 and 1995, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $14.22, $5.49 and $15.94 for the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,471, 29,822 and 35,186 for 1997, 1996 and 1995, respectively.

     The Fund generated cash from operations, for the purpose of determining cash available for distribution, of $4,045,851, $3,568,697 and $4,803,454 and distributed 6%, 15% and 73% of these amounts to partners in 1997, 1996 and 1995, respectively, and 2%, 2% and 3% of these amounts to partners in January and February 1998, 1997 and 1996, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that the distribu-tions more accurately reflect the net income of the Fund over the most recent twelve months.

Analysis of Financial Condition

     The Fund continues to purchase computer equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1997, 1996 and 1995, the Fund purchased $3,169,760, $3,934,480 and $5,430,211, respectively, of equipment.

     Subsequent to December 31, 1997, the Fund purchased $1,999,000 of equipment subject to operating leases with initial lease terms of 36 to 59 months.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                             PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 41, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 48, Director and Secretary of FLPMI since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 35, Director of FLPMI since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     Others:

     STEPHEN P. CASO, age 42, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 39, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 30, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1997:

     Name of Individual or      Capacities in
     Number in Group            Which Served        Compensation

     F.L. Partnership
     Management, Inc.           General Partner      $232,477(1)
                                                     ========

     (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     (a) As of December 31, 1997, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1997, the Fund was charged $232,477 of management fees by the General Partner. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          (Continued)

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

     The General Partner also receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1997, the General Partner received $3,000 of cash distributions.

     The Fund incurred $229,091 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1997.

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

Dated March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:

Signature                          Title                         Date



Freddie M. Kotek
___________________________  Chairman of the Board of Directors  3-26-98
Freddie M. Kotek             and President of F.L. Partnership
                             Management, Inc. (Principal Executive
                             Officer)



Michael L. Staines
___________________________  Director of F.L. Partnership        3-26-98
Michael L. Staines           Management, Inc.



Marianne T. Schuster
___________________________  Vice President and Controller       3-26-98
Marianne T. Schuster         of F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                           Pages

Report of Independent Certified Public Accountants         F-2

Balance Sheets as of December 31, 1997 and 1996            F-3

Statements of Operations for the years ended               F-4
     December 31, 1997, 1996 and 1995

Statements of Partners' Capital for the years ended        F-5
     December 31, 1997, 1996 and 1995

Statements of Cash Flows for the years ended               F-6
     December 31, 1997, 1996 and 1995

Notes to Financial Statements                              F-7 - F-12










All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsi-bility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 17, 1998

                    FIDELITY LEASING INCOME FUND VI, L.P.

                                BALANCE SHEETS

                                    ASSETS
                                                        December 31,

                                                 1997                1996
Cash and cash equivalents                    $4,269,825           $2,783,827

Accounts receivable                             180,772               33,835

Due from related parties                         82,090              141,340

Equipment under operating leases
(net of accumulated depreciation
of $8,038,840 and $9,529,793,
respectively)                                 4,718,892            5,968,039

Net investment in direct financing leases       126,057              503,093

Equipment held for sale or lease                468,075                5,764

                                             __________          ___________

         Total assets                        $9,845,711           $9,435,898
                                             ==========           ==========


                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

      Lease rents paid in advance            $  111,922           $  284,933

      Accounts payable - equipment               16,097               19,788

      Accounts payable and
       accrued expenses                         105,025               55,307

      Due to related parties                    454,765               41,183
                                             __________           __________

         Total liabilities                      687,809              401,211

Partners' capital                             9,157,902            9,034,687
                                             __________           __________

         Total liabilities and
          partners' capital                  $9,845,711           $9,435,898
                                             ==========           ==========







The accompanying notes are an integral part of these financial statements.

                         FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENTS OF OPERATIONS
                                              For the years ended December 31,

                                            1997            1996          1995
Income:
  Rentals                                $4,435,249      $4,047,597    $5,150,170
  Earned income on direct
   financing leases                          37,404          53,395        78,814
  Interest                                  132,822         116,695       292,400
  Gain on sale of equipment, net            146,387         513,405       559,213
  Other                                      13,233           9,515        14,289
                                         __________      __________    __________

                                          4,765,095       4,740,607     6,094,886
                                         __________      __________    __________

Expenses:
  Depreciation                            3,393,070       3,493,500     3,888,155
  Write-down of equipment to net
   realizable value                         375,942         418,774       877,215
  General and administrative                111,289         190,857       107,497
  General and administrative
   to related party                         229,091         260,883       364,237
  Management fee to related party           232,477         206,765       260,485
                                         __________      __________    __________

                                          4,341,869       4,570,779     5,497,589
                                         __________      __________    __________

Net income                               $  423,226      $  169,828    $  597,297
                                         ==========      ==========    ==========

Net income per equivalent
 limited partnership unit                $    14.22      $     5.49    $    15.94
                                         ==========      ==========    ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during
 the year                                    29,471          29,822        35,186
                                         ==========      ==========    ==========












The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF PARTNERS' CAPITAL
                   For the years ended December 31, 1997, 1996 and 1995

                                General        Limited Partners
                                Partner       Units       Amount           Total
                                _______       __________________           _____

Balance, January 1, 1995       $ 9,380       80,537    $13,948,068     $13,957,448

Redemptions                       -          (1,381)      (203,454)       (203,454)

Cash distributions             (43,433)        -        (4,300,385)     (4,343,818)

Net income                      36,491         -           560,806         597,297
                               _______       ______    ___________     ___________

Balance, December 31, 1995       2,438       79,156     10,005,035      10,007,473

Redemptions                       -          (3,862)      (473,814)       (473,814)

Cash distributions              (6,688)        -          (662,112)       (668,800)

Net income                       6,000         -           163,828         169,828
                               _______       ______    ___________     ___________

Balance, December 31, 1996       1,750       75,294      9,032,937       9,034,687

Cash distributions              (3,000)        -          (297,011)       (300,011)

Net income                       4,232         -           418,994         423,226
                               _______       ______    ___________     ___________

Balance, December 31, 1997     $ 2,982       75,294    $ 9,154,920     $ 9,157,902
                               =======       ======    ===========     ===========















The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF CASH FLOWS

                                                   For the years ended December 31,
                                                   1997          1996          1995
Cash flows from operating activities:
  Net income                                    $  423,226    $  169,828   $  597,297
                                                __________    __________   __________
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                   3,393,070     3,493,500    3,888,155
  Write-down of equipment to net realizable value  375,942       418,774      877,215
  Proceeds from direct financing leases,
   net of earned income                            506,368       184,513      281,828
  (Gain) loss on sale of equipment net            (146,387)     (513,405)    (559,213)
  (Increase) decrease in accounts receivable      (146,937)         (814)      79,110
  (Increase) decrease in due from related parties   59,250       (89,073)     (25,216)
  Increase (decrease) in lease rents paid in
   advance                                        (173,011)      197,119     (130,386)
  Increase (decrease) in accounts payable-
   equipment                                        (3,691)       19,788     (518,100)
  Increase (decrease) in due to related parties    413,582      (246,970)     (10,227)
  (Increase) decrease in other, net                 49,718        (6,005)     (50,625)
                                                __________    __________   __________

                                                 4,327,904     3,457,427    3,832,541
                                                __________    __________   __________

  Net cash provided by operating activities      4,751,130     3,627,255    4,429,838
                                                __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                      (3,169,760)   (3,934,480)  (5,430,211)
  Investment in direct financing lease            (129,332)         -            -
  Purchase of investment securities
   held to maturity                                   -             -        (749,993)
  Maturity of investment securities
   held to maturity                                   -          499,740    2,485,354
  Proceeds from sale of equipment                  333,971       813,826    1,223,367
                                                __________    __________   __________

  Net cash used in investing activities         (2,965,121)   (2,620,914)  (2,471,483)
                                                __________    __________   __________
Cash flows from financing activities:
  Distributions                                   (300,011)     (668,800)  (4,343,818)
  Redemptions of capital                              -         (473,814)    (203,454)
                                                __________    __________   __________

  Net cash used in financing activities           (300,011)   (1,142,614)  (4,547,272)
                                                __________    __________   __________

  Increase (decrease) in cash and
   cash equivalents                              1,485,998      (136,273)  (2,588,917)

  Cash and cash equivalents, beginning of year   2,783,827     2,920,100    5,509,017
                                                __________    __________   __________

  Cash and cash equivalents, end of year        $4,269,825    	$2,783,827   $2,920,100
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

                    FIDELITY LEASING INCOME FUND VI, L.P.

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

Accounting for Leases

The Fund's leasing operations consist primarily of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

                   FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Significant Fourth Quarter Adjustments

Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. Based upon this review, the Fund recorded an adjustment of approximately $125,000, $109,000 and $574,000 or $4.24,
$3.66 and $16.31 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1997, 1996 and 1995, respectively.

Reclassification

Certain amounts on the 1996 and 1995 financial statements have been reclassified to conform to the presentation in 1997.

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

                   FIDELITY LEASING INCOME FUND VI, L.P.

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1997, 1996 and 1995, approximately $376,000, $419,000 and $877,000, respectively was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

During the year ended December 31, 1997, the Fund leased equipment under the direct financing method in accordance with SFAS No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

The net investment in direct financing leases as of December 31, 1997 is as follows:

        Net minimum lease payments to be received     $138,000
        Less unearned income                            12,000
        Add expected future residuals                     -
                                                      ________
                                                      $126,000
                                                      ========
The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                 Direct
                                Operating       Financing

          1998                  $2,399,000       $ 47,000
          1999                   1,593,000         47,000
          2000                     130,000         44,000
                                __________       ________
                                $4,122,000       $138,000
                                ==========       ========

                 FIDELITY LEASING INCOME FUND VI, L.P.

4.  EQUIPMENT LEASED (continued)

Subsequent to December 31, 1997, the Fund purchased $1,999,000 of equipment subject to operating leases with initial lease terms of 36 to 59 months. The future approximate minimum rentals to be received on these noncancellable operating leases are $425,839, in 1998, $483,938 in 1999, $483,938 in 2000, $308,891
in 2001, $300,950 in 2002 and $25,079 in 2003.

5.  RELATED PARTY TRANSACTIONS

The General Partner receives 5% or 2% of gross rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the years ended December 31:

                                 1997        1996        1995
Management fee                 $232,477    $206,765    $260,485
Reimbursable costs              229,091     260,883     364,237

The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBank, Inc., in which the Chairman of Resource America, Inc. serves as a director.

Amounts due from related parties at December 31, 1997 and 1996 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                  FIDELITY LEASING INCOME FUND VI, L.P.

5.  RELATED PARTY TRANSACTIONS (continued)

Amounts due to related parties at December 31, 1997 and 1996 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

For the year ended December 31, 1997, three customers accounted for approximately 23%, 17% and 12% of the Fund's rental income. For the year ended December 31, 1996, two customers accounted for approximately 12% and 11% of the Fund's rental income. For the year ended
December 31, 1995, one customer generated approximately 17% of the Fund's rental income.


7.  CASH DISTRIBUTIONS

Below is a summary of the cash distributions paid to partners during the years ended December 31:

For the Quarter Ended          1997            1996          1995
       March                $ 75,000         $218,800     $1,256,951
       June                  100,000          150,000      1,242,919
       September              75,000          150,000      1,240,099
       December               50,011          150,000        603,849
                            ________         ________     __________

                            $300,011         $668,800     $4,343,818
                            ========         ========     ==========

In addition, subsequent to December 31, 1997, the General Partner declared a cash distribution of $25,000 for each of the months ended October 31, November 30 and December 31, 1997, to all admitted partners as of October 31, November 30 and December 31, 1997.