Form 10-Q
period 1998-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 1998-05-15
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

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

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
_______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                                (215) 574-1636
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1998                     1997
                                          ____________            ____________

Cash and cash equivalents                  $1,642,012               $4,269,825

Accounts receivable                           329,599                  180,772

Due from related parties                      149,561                   82,090

Equipment under operating leases
(net of accumulated depreciation
of $6,130,397 and $8,038,840,
respectively)                               6,332,657                4,718,892

Net investment in direct financing
 leases                                       116,130                  126,057

Equipment held for sale or lease              861,623                  468,075
                                           __________               __________

                                           $9,431,582               $9,845,711
       Total assets                        ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  100,993               $  111,922

     Accounts payable - equipment                -                      16,097

     Accounts payable and
      accrued expenses                         97,677                  105,025

     Due to related parties                    64,182                  454,765
                                           __________               __________

       Total liabilities                      262,852                  687,809

Partners' capital                           9,168,730                9,157,902
                                           __________               __________
       Total liabilities and
        partners' capital                  $9,431,582               $9,845,711
                                           ==========               ==========





The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS

                For the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                    1998              1997
                                                  ________          ________

Income:
     Rentals                                    $  967,737         $1,219,790
     Earned income on direct financing leases        1,922             10,664
     Interest                                       41,413             21,392
     Gain on sale of equipment, net                 43,803            101,397
     Other                                           1,144              3,479
                                                __________         __________

                                                 1,056,019          1,356,722
                                                __________         __________

Expenses:
     Depreciation                                  725,687            951,308
     Write-down of equipment to net
      realizable value                              84,829             59,045
     General and administrative                     55,462             28,441
     General and administrative to
      related party                                 55,589             52,310
     Management fee to related party                48,624             62,179
                                                __________         __________
                                                   970,191          1,153,283
                                                __________         __________

Net income                                      $   85,828         $  203,439
                                                ==========         ==========

Net income per equivalent
  limited partnership unit                      $     2.87         $     6.85
                                                ==========         ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               29,586             29,411
                                                ==========         ==========












The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1998

                                   (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1998        $2,982     75,294     $9,154,920    $9,157,902

Cash distributions                (750)       -          (74,250)      (75,000)

Net income                         858        -           84,970        85,828
                                ______    _______     __________    __________

Balance, March 31, 1998         $3,090     75,294     $9,165,640    $9,168,730
                                ======    =======     ==========    ==========




































The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                                  (Unaudited)
                                                     1998          1997
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $   85,828     $ 203,439
                                                  __________     _________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                    725,687       951,308
     Write-down of equipment to net
      realizable value                                84,829        59,045
     Proceeds from direct financing leases,
      net of earned income                             9,927        48,810
     Gain on sale of equipment, net                  (43,803)     (101,397)
     (Increase) decrease in accounts receivable     (148,827)      (33,633)
     (Increase) decrease in due from related
      parties                                        (67,471)        8,392
     Increase (decrease) in lease rents paid
      in advance                                     (10,929)       36,753
     Increase (decrease) in accounts payable -
      equipment                                      (16,097)      (19,788)
     Increase (decrease) in accounts payable and
      accrued expenses                                (7,348)       19,743
     Increase (decrease) in due to related
      parties                                       (390,583)      (28,074)
                                                  __________    __________
                                                     135,385       941,159
                                                  __________    __________

     Net cash provided by operating activities       221,213     1,144,598
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                     (2,917,056)   (2,024,611)
     Proceeds from sale of equipment                 143,030       150,661
                                                  __________    __________

     Net cash used in investing activities        (2,774,026)   (1,873,950)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                   (75,000)      (75,000)
                                                  __________    __________

     Net cash used in financing activities           (75,000)      (75,000)
                                                  __________    __________

     Decrease in cash and cash equivalents        (2,627,813)     (804,352)

     Cash and cash equivalents, beginning
      of period                                    4,269,825     2,783,827
                                                  __________    __________

     Cash and cash equivalents, end of period     $1,642,012    $1,979,475
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $84,829 and $59,045 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of March 31, 1998 is as follows:

          Net minimum lease payments to be received      $126,000
          Less unearned income                             10,000
          Add expected future residuals                      -
                                                         ________
                                                         $116,000
                                                         ========

                    FIDELITY LEASING INCOME FUND VI, L.P.

1.  EQUIPMENT LEASED (CONTINUED)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1998 are as follows:

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1998               $2,326,000         $ 36,000
                           1999                2,512,000           47,000
                           2000                  936,000           43,000
                           2001                  482,000             -
                           2002                  474,000             -
                        Thereafter                39,000             -
                                              __________         ________
                                              $6,769,000         $126,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended
    March 31:

                                               1998                 1997
                                             ________             ________

          Management fee                     $48,624              $62,179
          Reimbursable costs                  55,589               52,310

                       FIDELITY LEASING INCOME FUND VI, L.P.

2.  RELATED PARTY TRANSACTIONS (CONTINUED)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at March 31, 1998 and December 31, 1997 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTIONS

    The General Partner declared and paid two cash distributions of $25,000 each subsequent to March 31, 1998 for the months ended January 31 and February 28, 1998 to all admitted partners as of January 31 and February 28, 1998.

                 FIDELITY LEASING INCOME FUND VI, L.P.



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,056,019 and $1,356,722 for the three months ended March 31, 1998 and 1997, respectively. Rental income from the leasing of computer equipment accounted for 92% and 90% of total revenues for the first quarter of 1998 and 1997, respec-tively. The decrease in total revenues in 1998 is primarily attributable to a decrease in rental income. During the three months ended March 31, 1998, rental income decreased by approximately $372,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease was mitigated by an increase in rental income of approximately $120,000 because of rents earned on equipment purchased since the first quarter of 1997 as well as rents generated from first quarter 1997 equipment purchases for which a full three months of rent was earned in the first quarter of 1998 and only a portion of the three months was earned in the first quarter of 1997. Additionally, the Fund recognized a net gain on sale of equipment of $43,803 for the first quarter of 1998 as compared to $101,397 for the same period in 1997 which contributed to the overall decrease in revenues in the current year.

    Expenses were $970,191 and $1,153,283 for the three months ended
March 31, 1998 and 1997, respectively. Depreciation expense comprised 75% and 82% of total expenses during the first quarter of 1998 and 1997, respectively. The decrease in expenses is primarily related to the decrease in depreciation expenses. Depreciation expense decreased during 1998 because of equipment which came off lease or was terminated and sold since March 1997. However, the increase in write-down of equipment to net realizable value in 1998 reduced the overall decrease in expenses in this year. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $84,829 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1998 as compared to $59,045 for the three months ended March 31, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Furthermore, general and administrative expense increased in 1998 as compared to 1997 because of the increase in expenses incurred to refurbish and remarket equipment in the first quarter of 1998.
This increase also lowered the amount of decrease in total expenses during the first quarter of 1998.

    For the three months ended March 31, 1998 and 1997, the Fund had net income of $85,828 and $203,439, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $2.87 and $6.85 based on a weighted average number of equivalent limited partnership units outstanding of 29,586 and 29,411 for the three months ended March 31, 1998 and 1997, respectively.

                  FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $852,541 and $1,112,395, for the purpose of determining cash available for distribution during the quarter ended March 31, 1998 and 1997, respectively. There were no cash distributions made to partners during the first quarter of 1998 for the three months ended March 31, 1998. However, $75,000 of cash distributions were paid during the first quarter of 1998 for the months of October, November and December of 1997. During the quarter ended March 31, 1997, 2% of the cash available from operations for the three months ended March 31, 1997 was paid to partners. Subsequent to March 31, 1998 and 1997, 9% and 4% of the cash available from operations was paid to partners for the quarter ended March 31, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.


ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1998. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment for lease with $2,024,611 of equipment during the three months ended March 31, 1998 and 1997, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 1998

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-14-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            5-14-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)