Form 10-Q
period 1998-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 1998-08-13
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                       Fidelity Leasing Income Fund VI, L.P.
______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2540929
______________________________________________________________________________
    (State of organization)               (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
______________________________________________________________________________
       (Address of principal executive offices)                  (Zip code)

                               (215) 574-1636
______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X    No _____











                                Page 1 of 12

Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1998                     1997
                                        ______________           _____________

Cash and cash equivalents                 $  582,798               $4,269,825

Accounts receivable                          104,870                  180,772

Due from related parties                      97,209                   82,090

Equipment under operating leases
 (net of accumulated depreciation
 of $5,369,454 and $8,038,840,
 respectively)                             6,416,544                4,718,892

Net investment in direct financing
 leases                                      792,664                  126,057

Equipment held for sale or lease           1,271,599                  468,075
                                          __________               __________

       Total assets                       $9,265,684               $9,845,711
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  117,493               $  111,922

     Accounts payable - equipment               -                      16,097

     Accounts payable and
      accrued expenses                        67,290                  105,025

     Due to related parties                   50,721                  454,765
                                          __________               __________
       Total liabilities                     235,504                  687,809

Partners' capital                          9,030,180                9,157,902
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,265,684               $9,845,711
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.
                                       2

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS

                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                               1998          1997         1998        1997
                               ____          ____         ____        ____

Income:
   Rentals                   $854,505     $1,062,191   $1,822,242  $2,281,981
   Earned income on direct
    financing leases           14,243          9,543       16,165      20,207
   Interest                    16,149         28,591       57,562      49,983
   Gain on sale of equipment,
    net                        18,784          5,619       62,587     107,016
   Other                       10,219          2,915       11,363       6,394
                             ________     __________   __________  __________

                              913,900      1,108,859    1,969,919   2,465,581
                             ________     __________   __________  __________

Expenses:
   Depreciation               687,030        882,573    1,412,717   1,833,881
   Write-down of equipment to
    net realizable value      126,000         33,626      210,829      92,671
   General and administrative  28,820         33,368       84,282      61,809
   General and administrative
    to related party           66,760         56,492      122,349     108,802
   Management fee to related
    party                      43,840         54,299       92,464     116,478
                             ________     __________   __________  __________
                              952,450      1,060,358    1,922,641   2,213,641
                             ________     __________   __________  __________

Net income (loss)            $(38,550)    $   48,501   $   47,278  $  251,940
                             ========     ==========   ==========  ==========

Net income (loss) per equivalent
  limited partnership unit   $  (1.34)    $     1.63   $     1.55  $     8.48
                             ========     ==========   ==========  ==========

Weighted average number of
  equivalent limited partner-
  ship units outstanding
  during the period            29,395         29,418       29,490      29,414
                             ========     ==========   ==========  ==========



The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                    For the six months ended June 30, 1998

                                   (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1998        $2,982    75,294     $9,154,920    $9,157,902

Cash distributions              (1,750)     -          (173,250)     (175,000)

Net income                       1,500      -            45,778        47,278
                                ______    ______     __________    __________

Balance, June 30, 1998          $2,732    75,294     $9,027,448    $9,030,180
                                ======    ======     ==========    ==========






























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VI, L.P.
                            STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 1998 and 1997
                                  (Unaudited)
                                                     1998          1997
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $   47,278    $  251,940
                                                  __________    __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities                                   1,412,717     1,833,881
     Write-down of equipment to net
      realizable value                               210,829        92,671
     Proceeds from direct financing leases,
      net of earned income                            51,433        98,744
     Gain on sale of equipment, net                  (62,587)     (107,016)
     (Increase) decrease in accounts receivable       75,902       (64,275)
     (Increase) decrease in interest receivable
     (Increase) decrease in due from
      related parties                                (15,119)       56,697
     Increase (decrease) in lease rents paid
      in advance                                       5,571       (18,718)
     Increase (decrease) in accounts payable -
      equipment                                      (16,097)      (19,788)
     Increase (decrease) in accounts payable and
      accrued expenses                               (37,735)          275
     Increase (decrease) in due to related parties  (404,044)      (35,039)
                                                  __________    __________
                                                   1,220,870     1,837,432
                                                  __________    __________
     Net cash provided by operating activities     1,268,148     2,089,372
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                     (4,291,667)   (2,313,751)
     Investment in direct financing leases          (718,038)         -
     Proceeds from sale of equipment                 229,530       202,836
                                                  __________    __________
     Net cash used in investing activities        (4,780,175)   (2,110,915)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (175,000)     (175,000)
                                                  __________    __________
     Net cash used in financing activities          (175,000)     (175,000)
                                                  __________    __________
     Decrease in cash and cash equivalents        (3,687,027)     (196,543)
     Cash and cash equivalents, beginning
      of period                                    4,269,825     2,783,827
                                                  __________    __________
     Cash and cash equivalents, end of period     $  582,798    $2,587,284
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1998

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

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $210,829 and $92,671 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of June 30, 1998 is as follows:

          Net minimum lease payments to be received      $915,000
          Less unearned income                            122,000
          Add expected future residuals                      -
                                                         ________
                                                         $793,000
                                                         ========

                          FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1998 are as follows:

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________
                           1998               $1,622,000         $111,000
                           1999                2,666,000          222,000
                           2000                  975,000          218,000
                           2001                  483,000          175,000
                           2002                  474,000          170,000
                     Thereafter                   65,000           19,000
                                              __________         ________
                                              $6,285,000         $915,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1998 and 1997:
                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               1998          1997         1998        1997
                               ____          ____         ____        ____

    Management fee           $43,840       $54,299      $ 92,464    $116,478
    Reimbursable costs        66,760        56,492       122,349     108,802
                                      7

                       FIDELITY LEASING INCOME FUND VI, L.P.

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBank, Inc., in which the Chairman of Resource America, Inc., serves as a director.

    Amounts due from related parties at June 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at June 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  CASH DISTRIBUTION

    The General Partner declared and paid a cash distribution of $25,000 each subsequent to June 30, 1998 for the months ended May 31 and June 30, 1998 to all admitted partners as of May 31 and June 30, 1998.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $913,900 and $1,108,859 for the three months ended June 30, 1998 and 1997, respectively and $1,969,919 and $2,465,581 for the six months ended June 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 94% and 96% of total revenues for the second quarter of 1998 and 1997, respectively and 93% of total revenues for both the six months ended June 30, 1998 and 1997. The decrease in total revenues in 1998 is primarily attributable to the decrease in rental income. Rental income decreased approximately $920,000 in 1998 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease, however, was mitigated by an increase in rental income of approximately $460,000 for the six months ended June 30, 1998. This increase resulted from rents generated on equipment purchases made since the second quarter of 1997 as well as rents recognized on 1997 second quarter equipment purchases for which a full six months was earned in 1998 and only a portion of the six months was earned in 1997. Additionally, the Fund recog-nized a net gain on sale of equipment of $62,587 for the six months ended
June 30, 1998 compared to $107,016 for the six months ended June 30, 1997 which also accounts for the decrease in total revenues in the current period.

    Expenses were $952,450 and $1,060,358 for the three months ended June 30, 1998 and 1997, respectively and $1,922,641 and $2,213,641 for the six months ended June 30, 1998 and 1997, respectively. Depreciation expense comprised 72% and 83% of total expenses for the second quarter of 1998 and 1997, respectively and 73% and 83% of total expenses for the six months ended June 30, 1998 and 1997, respectively. The decrease in expenses for the six months ended June 30, 1998 as compared to the same period in 1997 is primarily attributable to a decrease in depreciation expense resulting from equipment which came off lease or was terminated and sold since June 1997. The overall decrease in expenses was reduced by the increase in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, the Fund charged $210,829 to operations to write down equipment to its estimated net realizable value for the six months ended June 30, 1998 as compared to $92,671 for the same period in 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund's net income (loss) was ($38,550) and $48,501 for the three months ended June 30, 1998 and 1997, respectively and $47,278 and $251,940 for the six months ended June 30, 1998 and 1997, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($1.34) and $1.63 based on a weighted average number of equivalent limited partnership units outstanding of 29,395 and 29,418 for the three months ended June 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $1.55 and $8.48 based on a weighted average number of equivalent limited partnership units outstanding of 29,490 and 29,414 for the six months ended June 30, 1998 and 1997, respectively.

                          FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $755,696 and $959,081, for the purpose of determining cash available for distribution and distributed 3% of these amounts during the second quarter of both 1998 and 1997, and 7% and 5% of these amounts subsequent to June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the Fund generated $1,608,237 and $2,071,476 of cash from operations and distributed 6% and 5% of these amounts during the first six months of 1998 and 1997, respectively and 3% and 2% of these amounts subsequent to June 30, 1998 and 1997, respectively.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1998. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this period, the Fund will continue to purchase equipment for lease with cash available from operations which is not distributed to partners. The Fund purchased $4,291,667 and $2,313,751 of equipment during the six months ended June 30, 1998 and 1997, respectively. The Fund also invested $718,038 in direct financing leases during the six months ended June 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 June 30, 1998

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-13-98     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            8-13-98     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




                        By:
            8-  -98          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




                        By:
            8-  -98          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)




























                                         12