Form 10-Q
period 1998-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 1998-11-12
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

                 3 North Columbus Boulevard, Philadelphia, PA 19106
_______________________________________________________________________________
                (Address of principal executive offices)   (Zip code)

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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1998                     1997
                                        ______________           _____________

Cash and cash equivalents                 $  574,113              $4,269,825

Accounts receivable                          131,743                 180,772

Due from related parties                      37,148                  82,090

Equipment under operating leases
(net of accumulated depreciation
of $5,029,800 and $8,038,840,
respectively)                              4,649,903               4,718,892

Net investment in direct financing
 leases                                    1,814,945                 126,057

Equipment held for sale or lease           2,015,906                 468,075
                                          __________              __________

       Total assets                       $9,223,758              $9,845,711
                                          ==========              ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   69,546              $  111,922

     Accounts payable - equipment               -                     16,097

     Accounts payable and
      accrued expenses                        79,322                 105,025

     Due to related parties                  120,313                 454,765
                                          __________              __________
       Total liabilities                     269,181                 687,809

Partners' capital                          8,954,577               9,157,902
                                          __________              __________
           Total liabilities and
            partners' capital             $9,223,758              $9,845,711
                                          ==========              ==========






     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1998        1997         1998        1997
                                   ____        ____         ____        ____

Income:
     Rentals                    $1,573,642  $1,145,277   $3,395,884  $3,427,258
     Earned income on direct
      financing leases              21,711       8,393       37,876      28,600
     Interest                       12,185      35,331       69,747      85,314
     Gain on sale of equipment,
      net                           28,352       6,725       90,939     113,741
     Other                           2,842       4,765       14,205      11,159
                                __________  __________   __________  __________

                                 1,638,732   1,200,491    3,608,651   3,666,072
                                __________  __________   __________  __________

Expenses:
     Depreciation                1,300,083     792,351    2,712,800   2,626,232
     Write-down of equipment
      to net realizable value      182,825     158,214      393,654     250,885
     General and administrative     43,236      22,791      127,518      84,600
     General and administrative
      to related party              57,372      41,733      179,721     150,535
     Management fee to related
      party                         80,819      58,453      173,283     174,931

                                __________  __________   __________  __________

                                 1,664,335   1,073,542    3,586,976   3,287,183
                                __________  __________   __________  __________

Net income (loss)               $  (25,603) $  126,949   $   21,675  $  378,889
                                ==========  ==========   ==========  ==========

Net income (loss) per equivalent
  limited partnership unit      $     (.90) $     4.26   $      .66  $    12.74
                                ==========  ==========   ==========  ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                        29,217      29,476       29,399      29,435
                                ==========  ==========   ==========  ==========









     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1998

                                    (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1998        $2,982    75,294     $9,154,920     $9,157,902

Cash distributions              (2,250)     -          (222,750)      (225,000)

Net income                       2,250      -            19,425         21,675
                                ______    ______     __________     __________
Balance, September 30, 1998     $2,982    75,294     $8,951,595     $8,954,577
                                ======    ======     ==========     ==========






































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1998 and 1997
                                  (Unaudited)        1998          1997
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $   21,675     $  378,889
                                                 __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                 2,712,800      2,626,232
     Write-down of equipment to net
      realizable value                              393,654        250,885
     Proceeds from direct financing leases,
      net of earned income                          148,325        149,827
     Gain on sale of equipment, net                 (90,939)      (113,741)
     (Increase) decrease in accounts receivable      49,029       (137,689)
     (Increase) decrease in due from related
      parties                                        44,942         79,730
     Increase (decrease) in lease rents paid
      in advance                                    (42,376)      (161,672)
     Increase (decrease) in accounts payable and
      accrued expenses                              (25,703)        (7,009)
     Increase (decrease) in accounts payable -
      equipment                                     (16,097)       (19,788)
     Increase (decrease) in due to related parties (334,452)       (28,100)
                                                 __________     __________
                                                  2,839,183      2,638,675
                                                 __________     __________
     Net cash provided by operating activities    2,860,858      3,017,564
                                                 __________     __________
Cash flows from investing activities:
     Acquisition of equipment                    (4,789,875)    (2,724,686)
     Investment in direct
      financing leases                           (1,837,211)          -
     Proceeds from sale of equipment                295,516        296,485
                                                 __________     __________
     Net cash used in investing activities       (6,331,570)    (2,428,201)
                                                 __________     __________
Cash flows from financing activities:
     Distributions                                 (225,000)      (250,000)
                                                 __________     __________
     Net cash used in financing activities         (225,000)      (250,000)
                                                 __________     __________
     Increase (decrease) in cash and
      cash equivalents                           (3,695,712)       339,363
     Cash and cash equivalents, beginning
      of period                                   4,269,825      2,783,827
                                                 __________     __________
     Cash and cash equivalents, end of period    $  574,113     $3,123,190
                                                 ==========     ==========





     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1998

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included

1.  EQUIPMENT LEASED

    Equipment on lease consists primarily of computer equipment under operating leases. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $393,654 and $250,885 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1998 and 1997, respectively. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1998 is as follows:

          Net minimum lease payments to be received        $1,988,000
          Less unearned income                                173,000
          Add expected future residuals                          -
                                                           __________

                                                           $1,815,000
                                                           ==========

                       FIDELITY LEASING INCOME FUND VI, L.P.
                           NOTES TO FINANCIAL STATEMENTS

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1998 are as follows:
                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 _______________________      _________         _________

                           1998               $  699,000        $  129,000
                           1999                2,144,000           601,000
                           2000                1,221,000           597,000
                           2001                  750,000           322,000
                        Thereafter             1,018,000           339,000
                                              __________        __________
                                              $5,832,000        $1,988,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1998 and 1997:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               1998         1997             1998        1997
                               ____         ____             ____        ____

       Management fee        $80,819      $58,453          $173,283    $174,931
       Reimbursable costs     57,372       41,733           179,721     150,535

                       FIDELITY LEASING INCOME FUND VI, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1998 and December 31, 1997 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1998 and December 31, 1997 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION:

    The General Partner declared and paid a cash distribution of $25,000 subsequent to September 30, 1998 for each of the months ended July 31, August 31 and September 30, 1998 for an aggregate of $75,000 to all admitted partners as of July 31, August 31 and September 30, 1998.

                        FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $1,638,732 and $1,200,491 for the three months ended September 30, 1998 and 1997, respectively, and $3,608,651 and $3,666,072 for the nine months ended September 30, 1998 and 1997, respectively. Rental income from the leasing of equipment accounted for 96% and 95% of total revenues for the third quarter of 1998 and 1997, respectively and 94% and 93% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The decrease in total revenues in 1998 is primarily attributable to the decrease in rental income. During the nine months ended September 30, 1998, rental income decreased by approximately $634,000 because of equipment which came off lease or was re-leased at lower rental rates or sold. However, this decrease in rental income was mitigated by an increase in rents of $603,000 because of equipment purchases made since September of 1997 as well as rental income recognized on 1997 equipment purchases for which a full nine months was earned in 1998 and only a portion of the nine months was earned in 1997. Additionally, the Fund recognized a net gain on sale of equipment of $90,939 for the nine months ended September 30, 1998 compared to $113,741 for the nine months ended September 30, 1997 which also accounts for the overall decrease in total revenue in 1998.

    Expenses were $1,664,335 and $1,073,542 for the three months ended Septem-ber 30, 1998 and 1997, respectively, and $3,586,976 and $3,287,183 for the nine months ended September 30, 1998 and 1997, respectively. Depreciation expense comprised 78% and 74% of total expenses for the third quarter of 1998 and 1997, respectively and 76% and 80% of total expenses for the nine months ended September 30, 1998 and 1997, respectively. The increase in expenses for the nine months ended September 30, 1998 is primarily related to the increase in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $393,654 was charged to write-down of equipment to net realizable value during the nine months ended September 30, 1998 compared to $250,885 for the nine months ended September 30, 1997. Any future losses are dependent upon unanticipated technological developments affecting the computer equipment industry in subsequent years. Additionally, the increase in depreciation expense contributed to the overall increase in expenses in 1998. Depreciation expense increased because of equipment purchases made since September 1997 as well as depreciation expense taken on 1997 equipment purchases for which a full nine months of depreciation was recorded in 1998 but only a portion of the nine months was recorded in 1997. Furthermore, the equipment remarketing fees that are included in general and administrative expenses increased in 1998 compared to 1997 which also caused the increase in total expenses during the nine months ended September 30, 1998.

    The Fund's net income (loss) was ($25,603) and $126,949 for the three months ended September 30, 1998 and 1997, respectively, and $21,675 and $378,889 for the nine months ended September 30, 1998 and 1997, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were ($.90) and $4.26 based on a

                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

weighted average number of equivalent limited partnership units outstanding of 29,217 and 29,476 for the three months ended September 30, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $ .66 and $12.74 based on a weighted average number of equivalent limited partnership units outstanding of 29,399 and 29,435 for the nine months ended September 30, 1998 and 1997, respectively.

    The Fund generated cash from operations of $1,428,953 and $1,070,789 for the purpose of determining cash available for distribution, and distributed 0% and 2% of these amounts during the third quarter of 1998 and 1997, respectively and 5% of these amounts subsequent to both September 30, 1998 and 1997. For the nine months ended September 30, 1998 and 1997, the Fund generated $3,037,190 and $3,142,265 of cash from operations and distributed 5% and 6% of these amounts during the first nine months of 1998 and 1997, respectively and 2% of these amounts subsequent to both
September 30, 1998 and 1997. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund will continue to purchase equipment with cash available from operations which is not distributed to partners. The Fund purchased $4,789,875 and $2,724,686 of equipment during the nine months ended
September 30, 1998 and 1997, respectively. The Fund also invested $1,837,211 in direct financing leases during the nine months ended September 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 1998

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

                       FIDELITY LEASING INCOME FUND VI, L.P.




11-12-98      By:  Freddie M. Kotek
         _________         _____________________________
           Date            Freddie M. Kotek
                           President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




        11-12-98     By:   Marianne T. Schuster
        ________           _____________________________
          Date             Marianne T. Schuster
                           Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)

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