Form 10-K
period 1998-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 1999-03-29
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1998
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________

Commission file number 0-20131

                Fidelity Leasing Income Fund VI, L.P.
______________________________________________________________________
         (Exact name of registrant as specified in its charter)

            Delaware                            23-2540929
______________________________________________________________________
  (State of Organization)      (I.R.S. Employer Identification No.)

      3 North Columbus Blvd., Philadelphia, Pennsylvania 19106
______________________________________________________________________
    (Address of principal executive offices)           (Zip Code)

                         (215) 574-1636
______________________________________________________________________
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of Each Exchange
      Title of Each Class                     on Which Registered

               None                             Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes   X   No____
The number of outstanding limited partnership units of the Registrant at December 31, 1998 is 75,294.There is no public market for these securities.

The index of Exhibits is located on page 11

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment which is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase
equipment.     The Fund generally acquires equipment subject to a lease.
Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owing equipment, from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1998, together with information concerning the users of such equipment is contained in Item 2,
following.     The Fund does not have any employees.  All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES     The following schedules detail the type, aggregate
purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 1998:

Operating Leases:
                                             Purchase Price     Percentage of
      Type of Equipment                       of Equipment     Total Equipment
      Electron Microscopes                    $  775,384            17.65%
      Network Communications                      25,760             0.59
      Printers                                    89,166             2.03
      Tape Storage Systems                       765,128            17.42
      Technical Workstations and Terminals     2,308,589            52.55
      Other                                      428,767             9.76
                                              __________           ______
      Totals                                  $4,392,794           100.00%
                                              ==========           ======
Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Equipment                       of Equipment     Total Equipment
      Electron Microscopes                    $2,301,149            66.14%
      Mini-systems                               129,332             3.72
      PCB Assembly Equipment                     964,081            27.71
      Printers                                    84,546             2.43
                                              __________           ______
      Totals                                  $3,479,108           100.00%
                                              ==========           ======
     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 1998:
Operating Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment
      Computers/Data Processing               $  411,845             9.38%
      Diversified Financial/Banking/Insurance  1,180,520            26.87
      Manufacturing/Refining                   2,491,218            56.71
      Retailing/Consumer Goods                    26,026             0.59
      Telephone/Telecommunications               283,185             6.45
                                              __________           ______
      Totals                                  $4,392,794           100.00%
                                              ==========           ======
Direct Financing Leases:
                                             Purchase Price     Percentage of
      Type of Business                        of Equipment     Total Equipment
      Diversified Financial/Banking/Insurance $  129,332             3.72%
      Manufacturing/Refining                   3,349,776            96.28
                                              __________           ______
      Totals                                  $3,479,108           100.00%
                                              ==========           ======
Average Initial Term of Leases (in months):  32

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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 1998
              Limited Partnership Interests               2,670
              General Partnership Interest                    1

Item 6.  SELECTED FINANCIAL DATA
                                     For the Years Ended December 31,
                              1998         1997          1996          1995         1994
Total Income              $6,764,079   $4,765,095    $4,740,607   $ 6,094,886   $ 6,442,059
Net Income                   245,744      423,226       169,828       597,297       457,015
Distributions to Partners    300,000      300,011       668,800     4,343,818     5,063,003
Net Income per
 Equivalent Limited
 Partnership Unit               8.18        14.22          5.49         15.94          9.35
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                     29,663       29,471        29,822        35,186        43,506

                                                December 31,
                              1998         1997          1996          1995          1994
Total Assets              $9,392,891   $9,845,711    $9,435,898   $10,458,128   $15,155,942
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)       2,744,228    5,186,967     5,973,803     6,252,018     6,251,331
Net Investment in
 Direct Financing Leases   3,545,522      126,057       503,093       687,606       969,434
Limited Partnership
 Units 	                       75,294       75,294        75,294        79,156        80,537
Limited Partners               2,670        2,665         2,661         2,745         2,780

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $6,764,079, $4,765,095 and $4,740,607 for the years ended December 31, 1998, 1997 and
1996, respectively. Rental income from the leasing of equipment accounted for 94%, 93% and 85% of total revenues in 1998, 1997 and 1996, respectively. The increase in total revenues in 1998 and 1997 is primarily attributable to the increase in rental income. Rental income increased in 1998 by approximately $893,000 because of equipment purchases made during the year as well as rental income generated from 1997 equipment purchases for which a full year of rental income was earned in 1998 and only a partial year was earned in 1997. Additionally, the Fund entered into several transactions in which it collected the remaining rents owed of approximately $3,401,000 on certain leases. The increase in rental income in 1998 was reduced by a decrease of $2,404,000 resulting from equipment which came off lease and was sold. In 1997, rental income increased by approximately $1,506,000 due to purchases of equipment for lease in 1997, as well as rental income realized on 1996 purchases for which a full year of rent was earned in 1997 but only a partial year was earned in 1996. This increase, however, was reduced by a decrease of $1,118,000 in rental income caused by equipment which was terminated or sold in 1997. The Fund also invested in approximately $3.8 million of direct financing leases during 1998 compared to $129,000 in 1997. As a result, the earned income recognized on direct financing leases increased in 1998 which also contri-buted to the overall increase in revenues. Furthermore, the Fund recognized a net gain on sale of equipment of $180,509, $146,387 and $513,405 for the years ended December 31, 1998, 1997 and 1996, respectively. The variation in this account contributed to the increase in total revenues in 1998 and lowered the increase in total revenues in 1997. Interest income decreased from 1997 because of lower cash balances available for investment by the Fund in 1998. In 1997, however, interest income increased from 1996 because of larger cash balances invested by the Fund

     Expenses were $6,518,335, $4,341,869 and $4,570,779 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense comprised 83%, 78% and 76% of total expenses in 1998, 1997 and 1996, respectively. The increase in expenses in 1998 is primarily attributable to the increase in depreciation expense resulting from equipment purchased under operating leases since December 1997 as well as depreciation on 1997 equipment purchases for which a full year of depreciation was realized in 1998 but only a partial year of depreciation was recorded in 1997. The Fund also recorded additional depreciation of $3,391,000 on equipment discussed above for which the Fund entered into several transactions to collect the remaining rents on certain of its leases. In 1997, the decrease in depreciation expense, due to equipment which came off lease, terminated or sold, partially contributed to the decrease in total expenses. The fluctuation in write-down of equipment to net realizable also contributed to the change in total expenses in both 1998 and 1997. Currently, the Fund's practice is to review the recovera-bility of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1998, 1997 and 1996, approximately $399,000, $376,000 and $419,000, respectively, was charged to write-down of equipment to net real-izable value which also accounts for a portion of the increase in total expenses in 1998 and the decrease in total expenses in 1997. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental

                                        6
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Results of Operations (Continued)

equipment to its estimated net realizable value when the amounts are reason-ably estimated and only recognizes gains upon actual sale of its rental equip-ment. Any future losses are dependent upon unanticipated technological devel-opments affecting the types of equipment in the portfolio in subsequent years. Furthermore, the increase in management fee to related party also contributed to the increase in total expenses in 1998 and lowered the decrease in total expenses in 1997. Management fee to related party increased as a result of the increase in rents generated from both operating and direct financing leases in 1998 and 1997.
     The Fund's net income was $245,744, $423,226 and $169,828 for the years ended December 31, 1998, 1997 and 1996, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $8.18, $14.22 and $5.49 for the years ended December 31, 1998, 1997 and 1996, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,663, 29,471 and 29,822 for the years ended December 31, 1998, 1997 and 1996, respectively.
     The Fund generated cash from operations, for the purpose of determining cash available for distribution, of $5,845,993, $4,045,851 and $3,568,697 and distributed 4%, 6% and 15% of these amounts to partners in 1998, 1997 and 1996, respectively and 1%, 2% and 2% of these amounts to partners in January and February 1999, 1998 and 1997, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid. During the fourth quarter of 1996, the General Partner revised its policy regarding cash distributions so that they more accurately reflect the net income of the Fund over the most recent twelve months.
Analysis of Financial Condition

     The Fund continues to purchase equipment for lease with cash available from operations which is not distributed to partners. During the years ended December 31, 1998, 1997 and 1996, the Fund purchased $3,893,271, $3,169,760 and $3,934,480, respectively, of equipment subject to operating leases. The Fund also invested in $3,854,083 and $129,332 of direct financing leases during the twelve months ended December 31, 1998 and 1997, respectively.
There were no investments made in direct financing leases in 1996.
     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.
     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                         7
                                      PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     F.L. Partnership Management, Inc. (FLPMI) is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of FLPMI are:

     FREDDIE M. KOTEK, age 43, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 49, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1994 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 36, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     STEPHEN P. CASO, age 43, Vice President and General Counsel of FLPMI since 1992.

     MARIANNE T. SCHUSTER, age 40, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 31, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.






















                                        8

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1998:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation
            F.L. Partnership
             Management, Inc.          General Partner       $327,227(1)
                                                             ========
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1998, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1998, the Fund was charged by the General Partner $327,227 of management fees. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

     The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal


                                        9
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

to the purchase price of their units plus a 12% cumulative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1998, the General Partner received $3,000 of cash distributions.

     The Fund incurred $257,295 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1998.











































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

                       (27)                Financial Data Schedule

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

                  FIDELITY LEASING INCOME FUND VI, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated:  March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                           Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors and
Freddie M. Kotek               President of F.L. Partnership           3-26-99
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership
Michael L. Staines             Management, Inc                         3-26-99



Marianne T. Schuster
____________________________  Vice President and Controller
Marianne T. Schuster          of F.L. Partnership Management, Inc.
                              (Principal Financial Officer)            3-26-99















                                        12
                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 1998 and 1997             F-3

          Statements of Operations for the years ended
           December 31, 1998, 1997 and 1996                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 1998, 1997 and 1996                           F-5

          Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                           F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1998 and 1997, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial state-ments are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signi-ficant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 12, 1999

                       FIDELITY LEASING INCOME FUND VI, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                     1998                 1997
       Cash and cash equivalents                   $2,892,327          $4,269,825

       Accounts receivable                            102,663             180,772

       Due from related parties                       108,151              82,090

       Equipment under operating leases
        (net of accumulated depreciation
        of $2,254,092 and $8,038,840,
        respectively)                               2,138,702           4,718,892

       Net investment in direct financing
        leases                                      3,545,522             126,057

       Equipment held for sale or lease               605,526             468,075
                                                   __________          __________

               Total assets                        $9,392,891          $9,845,711
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   45,211          $  111,922

             Accounts payable - equipment              30,848              16,097

             Accounts payable and
              accrued expenses                         49,720             105,025

             Due to related parties                   163,466             454,765
                                                   __________          __________

                Total liabilities                     289,245             687,809

       Partners' capital                            9,103,646           9,157,902
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $9,392,891          $9,845,711
                                                   ==========          ==========


The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                     STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                1998         1997           1996

Income:
  Rentals                                    $6,324,748   $4,435,249     $4,047,597
  Earned income on direct
   financing leases                             140,128       37,404         53,395
  Interest                                       95,069      132,822        116,695
  Gain on sale of equipment, net                180,509      146,387        513,405
  Other                                          23,625       13,233          9,515
                                             __________   __________     __________
                                              6,764,079    4,765,095      4,740,607
                                             __________   __________     __________

Expenses:
  Depreciation                                5,382,228    3,393,070      3,493,500
  Write-down of equipment to
   net realizable value                         398,530      375,942        418,774
  General and administrative                    153,055      111,289        190,857
  General and administrative to
   related party                                257,295      229,091        260,883
  Management fee to related party               327,227      232,477        206,765
                                             __________   __________     __________
                                              6,518,335    4,341,869      4,570,779
                                             __________   __________     __________

Net income                                   $  245,744   $  423,226	     $  169,828
                                             ==========   ==========     ==========

Net income per equivalent
 limited partnership unit                    $     8.18   $    14.22     $     5.49
                                             ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               29,663       29,471         29,822
                                             ==========   ==========     ==========










The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENTS OF PARTNERS' CAPITAL

                    For the years ended December 31, 1998, 1997 and 1996

                                        General       Limited Partners
                                        Partner      Units        Amount           Total
                                       ________      ____________________          _____
Balance, January 1, 1996                $ 2,438      79,156   $10,005,035       $10,007,473

Redemptions                                -         (3,862)     (473,814)         (473,814)

Cash distributions                       (6,688)       -         (662,112)         (668,800)

Net income                                6,000        -          163,828           169,828
                                       ________      ______   ___________       ___________

Balance, December 31, 1996                1,750      75,294     9,032,937         9,034,687

Cash distributions                       (3,000)       -         (297,011)         (300,011)

Net income                                4,232        -          418,994           423,226
                                       ________      ______   ___________       ___________

Balance, December 31, 1997                2,982      75,294     9,154,920         9,157,902

Cash distributions                       (3,000)       -         (297,000)         (300,000)

Net income                                3,000        -          242,744           245,744
                                       ________      ______   ___________       ___________

Balance, December 31, 1998             $  2,982      75,294   $ 9,100,664       $ 9,103,646
                                       ========      ======   ===========       ===========












The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                  STATEMENTS OF CASH FLOWS
                                                  For the years ended December 31,
                                                  1998           1997         1996
Cash flows from operating activities:
  Net income                                   $  245,744    $  423,226   $  169,828
                                               __________    __________   __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                 5,382,228     3,393,070    3,493,500
  Write-down of equipment to net
   realizable value                               398,530       375,942      418,774
  (Gain) loss on sale of equipment, net          (180,509)     (146,387)    (513,405)
  (Increase) decrease in accounts receivable       78,109      (146,937)        (814)
  (Increase) decrease in due from
   related parties                                (26,061)       59,250      (89,073)
  Increase (decrease) in lease rents paid in
   advance                                        (66,711)     (173,011)     197,119
  Increase (decrease) in accounts payable
   and accrued expenses                           (55,305)       (3,691)      19,788
  Increase (decrease) in due to related parties  (291,299)      413,582     (246,970)
  Increase (decrease) in other, net                14,751        49,718       (6,005)
                                               __________    __________   __________
                                                5,253,733     3,821,536    3,272,914
                                               __________    __________   __________
  Net cash provided by operating activities     5,499,477     4,244,762    3,442,742
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                     (3,893,271)   (3,169,760)  (3,934,480)
  Investment in direct financing leases        (3,824,885)     (129,332)        -
  Proceeds from direct financing leases,
   net of earned income                           405,416       506,368      184,513
  Maturity of investment securities held
   to maturity                                       -             -         499,740
  Proceeds from sale of equipment                 735,765       333,971      813,826
                                               __________    __________   __________
  Net cash used in investing activities        (6,576,975)   (2,458,753)  (2,436,401)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                  (300,000)     (300,011)    (668,800)
  Redemptions of capital                             -             -        (473,814)
                                                _________    __________   __________
  Net cash used in financing activities          (300,000)     (300,011)  (1,142,614)
                                               __________    __________   __________
Increase (decrease) in cash and cash
  equivalents                                  (1,377,498)    1,485,998     (136,273)

Cash and cash equivalents, beginning of year    4,269,825     2,783,827    2,920,100
                                               __________    __________   __________
Cash and cash equivalents, end of year         $2,892,327    $4,269,825   $2,783,827
                                               ==========    ==========   ==========

The accompanying notes are an integral part of these financial 	statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund") was formed in January 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations and networking equip-ment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

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

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in bank repurchase agreements and jumbo savings accounts.

     Concentrations of credit risk with respect to accounts receivables are limited due to the dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded.

Equipment Held for Sale or Lease

     Equipment held for sale or lease is carried at its estimated net real-izable value.

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

     In preparing financial statements in conformity with Generally Accepted Accounting Principles, management is required to make estimates and assump-tions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases
     The Fund's leasing operations consist of operating leases whereby the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     The Fund does have direct financing leases, as well. Under the direct financing method, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publica-tions. Based upon this review, the Fund recorded an adjustment of approxi-mately $125,000 and $109,000 or $4.24 and $3.66 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1997 and 1996, respectively. There was no significant fourth quarter adjust-ment made for the year ended December 31, 1998.

Reclassification

     Certain amounts on the 1997 and 1996 financial statements have been reclassified to conform to the presentation adopted in 1998.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund is currently in the process of ensuring that all of its systems are Year 2000 compliant. The Fund's operating system is year 2000 capable. Additionally, two of the three main software systems are Year 2000 compliant and in the testing phase. The third software system is expected to be year 2000 capable by July 1999.

     The costs incurred to make the software systems Year 2000 compliant has not been material as of December 31, 1998. It is not anticipated that any remaining costs incurred to complete this project will have a material affect on the net income of the Fund.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems will be Year 2000 compliant. All have indicated that their systems are in compliance or that Year 2000 compliance programs will be completed in early 1999. If the Fund determines that any of its significant external suppliers are not in compliance, the Fund will not be materially adversely affected and will seek the services of another supplier.

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

4.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS (Continued)

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

5.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months.

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1998, 1997 and 1996, approxi-mately $399,000, $376,000 and $419,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 1998 is as follows:

              Minimum lease payments to be received            $3,889,000
              Unguaranteed residuals                              322,000
              Unearned rental income                             (575,000)
              Unearned residual income                            (90,000)
                                                               __________
                                                               $3,546,000
                                                               ==========










                                       F-10
                      FIDELITY LEASING INCOME FUND VI, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

5.  EQUIPMENT LEASED (Continued)

The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                           Operating      Financing

                    1999                  $  971,000     $  942,000
                    2000                     647,000      1,031,000
                    2001                     176,000        760,000
                    2002                     167,000        696,000
                    2003                     117,000        441,000
                 Thereafter                     -            19,000
                                          __________     __________
                                          $2,078,000     $3,889,000
                                          ==========     ==========

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 5% or 2% of gross rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are non-cancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent calendar quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                         1998       1997         1996

        Management fee                $327,227    $232,477     $206,765
        Reimbursable costs             257,295     229,091      260,883

     The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. serves as a director.



                                        F-11

                      FIDELITY LEASING INCOME FUND VI, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)

6.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due from related parties at December 31, 1998 and 1997 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1998 and 1997 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1998, three customers accounted for approximately 25%, 21%, 20% and 12% of the Fund's rental income. For the year ended December 31, 1997, three customers generated approximately 23%, 17% and 12% of the Fund's rental income. For the year ended December 31, 1996, two customers accounted for approximately 12% and 11% of the Fund's rental income.

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         1998            1997          1996
                      March                  $ 75,000        $ 75,000     $218,800
                      June                     75,000         100,000      150,000
                      September                75,000          75,000      150,000
                      December                 75,000          50,011      150,000
                                             ________        ________     ________
                                             $300,000        $300,011     $668,800
                                             ========        ========     ========

     In addition, the General Partner declared and paid three cash distri-bution of $25,000 each during January and February 1999 for the three months ended October 31, November 30 and December 31, 1998, to all admitted partners as of October 31, November 30 and December 31, 1998.














                                        F-12