Form 10-Q
period 1999-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 1999-05-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                       Fidelity Leasing Income Fund VI, L.P.
____________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                                       23-2540929
____________________________________________________________________________
     (State of organization)            (I.R.S. Employer Identification No.)

3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

                                (215) 574-1636
____________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__  No _____











                                Page 1 of 13

Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1999                     1998
                                        ______________           _____________

Cash and cash equivalents                 $3,171,132               $2,892,327

Accounts receivable                          316,975                  102,663

Due from related parties                      53,213                  108,151

Equipment under operating leases
 (net of accumulated depreciation
 of $1,790,710 and $2,254,092,
 respectively)                             1,934,647                2,138,702

Net investment in direct financing
 leases                                    3,416,448                3,545,522

Equipment held for sale or lease             561,326                  605,526
                                          __________               __________
       Total assets                       $9,453,741               $9,392,891
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $  117,469               $   45,211

     Accounts payable - equipment             30,848                   30,848

     Accounts payable and
      accrued expenses                        58,373                   49,720

     Due to related parties                   58,182                  163,466
                                          __________               __________
       Total liabilities                     264,872                  289,245

Partners' capital                          9,188,869                9,103,646
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,453,741               $9,392,891
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENTS OF OPERATIONS
                For the three months ended March 31, 1999 and 1998

                                   (Unaudited)

                                                    1999              1998
                                                  ________          ________

Income:
     Rentals                                      $255,598         $  967,737
     Earned income on direct financing
      leases                                        68,055              1,922
     Interest                                       31,489             41,413
     Gain on sale of equipment, net                151,000             43,803
     Other                                           9,544              1,144
                                                  ________         __________

                                                   515,686          1,056,019
                                                  ________         __________

Expenses:
     Depreciation                                  199,878            725,687
     Write-down of equipment to net
      realizable value                              48,376             84,829
     General and administrative                     36,954             55,462
     General and administrative to
      related party                                 49,997             55,589
     Management fee to related party                16,722             48,624
                                                  ________         __________
                                                   351,927            970,191
                                                  ________         __________

Net income                                        $163,759         $   85,828
                                                  ========         ==========

Net income per equivalent
  limited partnership unit                        $   5.49         $     2.87
                                                  ========         ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               29,514             29,586
                                                  ========         ==========





The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 1999

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 1999        $2,982     75,294    $9,100,664     $9,103,646

Redemption                         -          (30)       (3,536)        (3,536)

Cash distributions                (750)      -          (74,250)       (75,000)

Net income                       1,638       -          162,121        163,759
                                ______     ______    __________     __________

Balance, March 31, 1999         $3,870     75,264    $9,184,999     $9,188,869
                                ======     ======    ==========     ==========




























The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                                  (Unaudited)
                                                      1999          1998
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  163,759     $   85,828
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                  199,878        725,687
       Write-down of equipment to net
        realizable value                              48,376         84,829
       Gain on sale of equipment, net               (151,000)       (43,803)
       (Increase) decrease in accounts
         receivable                                 (214,312)      (148,827)
       (Increase) decrease in due from related
         parties                                      54,938        (67,471)
       Increase (decrease) in lease rents paid
        in advance                                    72,258        (10,929)
       Increase (decrease) in accounts payable -
        equipment                                       -           (16,097)
       Increase (decrease) in accounts payable
        and accrued expenses                           8,653         (7,348)
       Increase (decrease) in due to related
        parties                                     (105,284)      (390,583)
                                                  __________     __________
                                                     (86,493)       125,458
                                                  __________     __________
        Net cash provided by operating activities     77,266        211,286
                                                  __________     __________

Cash flows from investing activities:
     Acquisition of equipment                           -        (2,917,056)
     Proceeds from direct financing leases,
       net of earned income                          129,075          9,927
     Proceeds from sale of equipment                 151,000        143,030
                                                  __________     __________
        Net cash provided by (used in)
         investing activities                        280,075     (2,764,099)
                                                  __________     __________
Cash flows from financing activities:
     Redemptions of capital                           (3,536)          -
     Distributions                                   (75,000)       (75,000)
                                                  __________     __________
        Net cash used in financing activities        (78,536)       (75,000)
                                                  __________     __________
     Increase (decrease) in cash and
      cash equivalents                               278,805     (2,627,813)
     Cash and cash equivalents, beginning
      of period                                    2,892,327      4,269,825
                                                  __________     __________
     Cash and cash equivalents, end of period     $3,171,132     $1,642,012
                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1999

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been pre-pared by the Fund in accordance with Generally Accepted Accounting Prin-ciples, pursuant to the rules and regulations of the Securities and Ex-change Commission. In the opinion of Management, all adjustments (consist-ing of normal recurring accruals) considered necessary for a fair presen-tation have been included

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years.
    Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its unde-preciated cost. Recent and anticipated technological developments af-fecting the equipment and competitive factors in the marketplace are con-sidered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $48,376 and $84,829 was charged to write-down of equipment to net realizable value for the three months ended March 31, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below estimated residual value, an adjustment is made.

                          FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 1999 is as follows:

          Minimum lease payments to be received        $3,692,000
          Unguaranteed residuals                          322,000
          Unearned rental income                         (512,000)
          Unearned residual income                        (86,000)
                                                       __________
                                                       $3,416,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 1999 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                1999                       $  714,000       $  749,000
                2000                          647,000        1,027,000
                2001                          176,000          748,000
                2002                          167,000          702,000
                2003                          117,000          452,000
             Thereafter                          -              14,000
                                           __________       __________
                                           $1,821,000       $3,692,000
                                           ==========       ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments on equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter, equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Fol-lowing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               1999                 1998
                                             ________             ________

          Management fee                     $16,722              $48,624
          Reimbursable costs                  49,997               55,589

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at March 31, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 1999 and December 31, 1998 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.


3.  YEAR 2000 COMPLIANCE

    Two of the three main software systems utilized to generate informa-tion for the Fund are still in the testing phase. The third software system should be Year 2000 capable by July 1999. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


4.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $25,000 each subsequent to March 31, 1999 for the months ended January 31, February 28 and March 31, 1999 to all admitted partners as of January 31, February 28 and March 31, 1999.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $515,686 and $1,056,019 for the three months ended March 31, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 50% and 92% of total revenues for the first quarter of 1999 and 1998, respectively. The decrease in total revenues in 1999 is primarily attributable to a decrease in rental income. During the three months ended March 31, 1999, rental income decreased by approximately $782,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. This decrease was mitigated by an increase in rental income of approximately $70,000 because of rents earned on equipment purchased since the first quarter of 1998 as well as rents generated from 1998 equipment purchases for which a full three months of rent was earned in the first quarter of 1999 and only a portion of the three months was earned in the first quarter of 1998. The overall decrease in revenues was partially mitigated by the increase in net gain on sale of equipment. The Fund recorded a net gain on sale of equipment of $151,000 for the first quarter of 1999 compared to $43,803 for the first quarter of 1998. Additionally, the Fund invested in direct finan-cing leases throughout 1998 that generated $68,055 and $1,922 of earned income on direct financing leases during the three months ended March 31, 1999 and 1998, respectively. The increase in this account also reduced the amount of the overall decrease in revenues in 1999.

    Expenses were $351,927 and $970,191 for the three months ended March 31, 1999 and 1998, respectively. Depreciation expense comprised 57% and 75% of total expenses during the first quarter of 1999 and 1998, respectively. The decrease in expenses is primarily related to the decrease in depreciation expense. Depreciation expense decreased during 1999 because of equipment which came off lease or terminated and sold since March 1998. Additionally, the decrease in write-down of equipment to net realizable value in 1999 also accounts for the overall decrease in expenses in this year. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $48,376 was charged to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 1999 compared to $84,829 for the three months ended March 31, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party decreased in 1999 which also contributed to the overall decrease in expenses from 1998. The decrease in management fee to related party was partially caused by the decrease in rental income from operating leases. The Fund also invested in direct financing leases during 1998 which meet the requirements of full pay-out leases for purposes of calculating management fees. The Fund pays a lower management fee of 2% on full pay-out leases.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (continued)

    For the three months ended March 31, 1999 and 1998, the Fund had net income of $163,759 and $85,828, respectively. The earnings per equiva-lent limited partnership unit, after earnings allocated to the General Partner, were $5.49 and $2.87 based on a weighted average number of equivalent limited partnership units outstanding of 29,514 and 29,586 for the three months ended March 31, 1999 and 1998, respectively.

    The Fund generated cash from operations of $261,013 and $852,541, for the purpose of determining cash available for distribution during the quarter ended March 31, 1999 and 1998, respectively. There were no cash distributions made to partners during the first quarter of 1999 and 1998 for the three months ended March 31, 1999 and 1998. However, $75,000 of cash distributions were paid during the first quarter of both 1999 and 1998 for the months of October, November and December 1999 and 1998. Subsequent to March 31, 1999 and 1998, 29% and 9% of the cash available from operations was paid to partners for the quarter ended March 31, 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1999. As pro-vided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment for lease with cash available from operations which is not distributed to partners. The Fund made no purchases of equipment during the three months ended March 31, 1999 and purchased $2,917,056 of equip-ment during the three months ended March 31, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 1999

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-14-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            5-14-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)