Form 10-Q
period 1999-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 1999-08-13
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                       Fidelity Leasing Income Fund VI, L.P.
________________________________________________________________________
           (Exact name of registrant as specified in its charter)

         Delaware                              23-2540929
________________________________________________________________________
    (State of organization)         (I.R.S. Employer Identification No.)

        3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
________________________________________________________________________
   (Address of principal executive offices)                 Zip code)

                               (215) 574-1636
_____________________________________________________________________
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No _____











                                Page 1 of 14


Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND VI, L.P.
                                   BALANCE SHEETS
                                       ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1999                     1998
                                        ______________           _____________

Cash and cash equivalents                 $3,648,824               $2,892,327

Accounts receivable                          133,405                  102,663

Due from related parties                      23,131                  108,151

Equipment under operating leases (net
 of accumulated depreciation of
 $2,004,471 and $2,254,092, respectively)  1,720,887                2,138,702

Net investment in direct financing
 leases                                    3,238,488                3,545,522

Equipment held for sale or lease             469,826                  605,526
                                          __________               __________

       Total assets                       $9,234,561               $9,392,891
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   68,339               $   45,211

     Accounts payable - equipment             30,848                   30,848

     Accounts payable and
      accrued expenses                        48,742                   49,720

     Due to related parties                   12,284                  163,466
                                          __________               __________
       Total liabilities                     160,213                  289,245

Partners' capital                          9,074,348                9,103,646
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,234,561               $9,392,891
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                               1999          1998         1999        1998
                               ____          ____         ____        ____

Income:
   Rentals                   $277,955       $854,505    $533,553   $1,822,242
   Earned income on direct
    financing leases           64,948         14,243     133,003       16,165
   Interest                    31,208         16,149      62,697       57,562
   Gain on sale of equipment,
    net                          -            18,784     151,000       62,587
   Other                       12,240         10,219      21,784       11,363
                             ________       ________    ________   __________

                              386,351        913,900     902,037    1,969,919
                             ________       ________    ________   __________

Expenses:
   Depreciation               211,720        687,030     411,598    1,412,717
   Write-down of equipment to
    net realizable value       93,542        126,000     141,918      210,829
   General and administrative  38,567         28,820      75,521       84,282
   General and administrative
    to related party           63,287         66,760     113,284      122,349
   Management fee to related
    party                      18,756         43,840      35,478       92,464
                             ________       ________    ________   __________
                              425,872        952,450     777,799    1,922,641
                             ________       ________    ________   __________

Net income (loss)            $(39,521)      $(38,550)   $124,238   $   47,278
                             ========       ========    ========   ==========

Net income (loss) per
 equivalent limited
 partnership unit            $  (1.33)      $  (1.34)   $   4.16   $     1.55
                             ========       ========    ========   ==========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period             29,478         29,395      29,496       29,490
                             ========       ========    ========   ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 1999
                                  (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1999        $ 2,982   75,294     $9,100,664    $9,103,646

Redemption                         -         (30)        (3,536)       (3,536)

Cash distributions               (1,500)    -          (148,500)     (150,000)

Net income                        1,500     -           122,738       124,238
                                _______   ______     __________    __________

Balance, June 30, 1999          $ 2,982   75,264     $9,071,366    $9,074,348
                                =======   ======     ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                         FIDELITY LEASING INCOME FUND VI, L.P.
                               STATEMENTS OF CASH FLOWS
                    For the six months ended June 30, 1999 and 1998
                                      (Unaudited)

                                                     1999          1998
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  124,238    $   47,278
                                                  __________    __________
     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                    411,598     1,412,717
     Write-down of equipment to net
      realizable value                               141,918       210,829
     Gain on sale of equipment, net                 (151,000)      (62,587)
     (Increase) decrease in accounts receivable      (30,742)       75,902
     (Increase) decrease in due from
      related parties                                 85,020       (15,119)
     Increase (decrease) in lease rents paid
      in advance                                      23,128         5,571
     Increase (decrease) in accounts payable -
      equipment                                         -          (16,097)
     Increase (decrease) in accounts payable and
      accrued expenses                                  (978)      (37,735)
     Increase (decrease) in due to related parties  (151,182)     (404,044)
                                                  __________    __________
                                                     327,762     1,169,437
                                                  __________    __________
     Net cash provided by operating activities       452,000     1,216,715
                                                  __________    __________
Cash flows from investing activities:
     Acquisition of equipment                           -       (4,291,667)
     Investment in direct financing leases              -         (718,038)
     Proceeds from sale of equipment                 151,000       229,530
     Proceeds from direct financing leases,
      net of earned income                           307,033        51,433
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                           458,033    (4,728,742)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (150,000)     (175,000)
     Redemption                                       (3,536)         -
                                                  __________    __________
     Net cash used in financing activities          (153,536)     (175,000)
                                                  __________    __________
     Increase (decrease) in cash and
      cash equivalents                               756,497    (3,687,027)
     Cash and cash equivalents, beginning
      of period                                    2,892,327     4,269,825
                                                  __________    __________
     Cash and cash equivalents, end of period     $3,648,824    $  582,798
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                     FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclas-sified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equip-ment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological develop-ments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $141,918 and $210,829 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                          FIDELITY LEASING INCOME FUND VI, L.P.
                        NOTES TO FINANCIAL STATEMENTS (Continued)

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 1999 is as follows:

        Minimum lease payments to be received          $3,449,000
        Unguaranteed residuals                            321,000
        Unearned rental income                           (451,000)
        Unearned residual income                          (81,000)
                                                       __________
                                                       $3,238,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 1999 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________      __________

                       1999                    $  471,000      $  502,000
                       2000                       699,000       1,031,000
                       2001                       227,000         760,000
                       2002                       219,000         696,000
                       2003                       136,000         441,000
                    Thereafter                       -             19,000
                                               __________      __________
                                               $1,752,000      $3,449,000
                                               ==========      ==========


2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of gross rental payments from equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This man-agement fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash dis-tributions equal to the purchase price of their units plus a 12% cumu-lative compounded priority return. Based on current estimates, it is not expected that the Fund will be required to pay this sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 1999 and 1998:

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               1999          1998         1999        1998
                               ____          ____         ____        ____

    Management fee           $18,756       $43,840      $ 35,478    $ 92,464
    Reimbursable costs        63,287        66,760       113,284     122,349

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc., serves as a director.

    Amounts due from related parties at June 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  YEAR 2000 COMPLIANCE

    All of the main software systems utilized to generate information for the Fund are now Year 2000 compliant and in the testing phase. The costs incurred to complete the Year 2000 Compliance project are not expected to be material to the net income of the Fund.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


3.  YEAR 2000 COMPLIANCE (Continued)

    All suppliers for the Fund continue to complete their Year 2000 Compliance programs. It is not anticipated that the Fund will incur any significant losses should any of its outside suppliers fail to meet their Year 2000 Compliance deadlines.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $25,000 each subsequent to June 30, 1999 for the months ended
    April 30, May 31 and June 30, 1999 to all admitted partners as of April 30, May 31 and June 30, 1999.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $386,351 and $913,900 for the three months ended June 30, 1999 and 1998, respectively and $902,037 and $1,969,919 for the six months ended June 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 72% and 94% of total revenues for the second quarter of 1999 and 1998, respectively and 59% and 93% of total revenues for the six months ended
June 30, 1999 and 1998, respectively. The decrease in total revenues in 1999 was primarily attributable to the decrease in rental income. Rental income decreased approximately $1,401,000 in 1999 because of equipment that terminated or sold since June 1998. This decrease, however, was mitigated by an increase in rental income of approximately $112,000 for the six months ended June 30, 1999. Rental income increased on account of rents generated on equipment purchases made since the second quarter of 1998 as well as rents recognized on 1998 equipment purchases for which a full six months was earned in 1999 and only a portion of the six months was earned in 1998. The overall decrease in revenues was partially mitigated by the increase in earned income on direct financing leases. In 1998, the Fund invested in direct financing leases that generated $133,003 of earned income during the six months ended June 30, 1999 compared to $16,165 for the same period in 1998. Additionally, the Fund recorded a net gain on sale of equipment of $151,000 and $62,587 in the first six months of 1999 and 1998, respectively, which also reduced the amount of the total decrease in revenues in 1999.

    Expenses were $425,872 and $952,450 for the three months ended June 30, 1999 and 1998, respectively and $777,799 and $1,922,641 for the six months ended June 30, 1999 and 1998, respectively. Depreciation expense comprised 50% and 72% of total expenses for the second quarter of 1999 and 1998, respectively and 53% and 73% of total expenses for the six months ended
June 30, 1999 and 1998, respectively. The decrease in expenses for the six months ended June 30, 1999 was primarily attributable to a decrease in depreciation expense resulting from equipment that came off lease or terminated and sold since June 1998. Additionally, the decrease in write-down of equipment to net realizable value also contributed to the overall decrease in expenses in 1999. Based upon the quarterly review of the re-coverability of the undepreciated cost of rental equipment, the Fund charged $141,918 to operations to write down equipment to its estimated net realiz-able value for the six months ended June 30, 1999 compared to $210,829 for the same period in 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

Furthermore, management fee to related party decreased in 1999 which also accounted for the decrease in total expenses from 1998. The decrease in this account was partially caused by the decrease in rental income from operating leases. The Fund also invested in direct financing leases during 1998 which meet the requirements of full pay-out leases for the purpose of calculating management fees. The Fund pays a lower management fee of 2% on full pay-out leases.

    The Fund's net income (loss) was ($39,521) and ($38,550) for the three months ended June 30, 1999 and 1998, respectively and $124,238 and $47,278 for the six months ended June 30, 1999 and 1998, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allo-cated to the General Partner, were ($1.33) and ($1.34) based on a weighted average number of equivalent limited partnership units outstanding of 29,478 and 29,395 for the three months ended June 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allo-cated to the General Partner, were $4.16 and $1.55 based on a weighted average number of equivalent limited partnership units outstanding of 29,496 and 29,490 for the six months ended June 30, 1999 and 1998, respectively.

    The Fund generated cash from operations of $265,741 and $755,696, for the purpose of determining cash available for distribution. For the second quarter of 1999, 28% of the cash available from operations was distributed subsequent to June 30, 1999. For the second quarter of 1998, 3% of the cash available was distributed during the second quarter and 7% of the cash available was distributed subsequent to June 30, 1998. For the six months ended June 30, 1999 and 1998, the Fund generated $526,754 and $1,608,237 of cash from operations and distributed 14% and 6% of these amounts to partners during the first six months of 1999 and 1998, respectively and 14% and 3% of these amounts subsequent to June 30, 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION (Continued)

There were no purchases of equipment or investments in direct financing leases made during the first six months of 1999. The Fund purchased $4,291,667 of equipment and invested $718,038 in direct financing leases during the six months ended June 30, 1998.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 June 30, 1999

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-13-99     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            8-13-99     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)