Form 10-Q
period 1999-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 1999-11-12
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

                        FIDELITY LEASING INCOME FUND VI, L.P.

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)             (Audited)
                                         September 30,           December 31,
                                             1999                    1998
                                         _____________           ____________

Cash and cash equivalents                 $4,615,807              $2,892,327

Accounts receivable                          103,890                 102,663

Due from related parties                      44,896                 108,151

Equipment under operating leases
(net of accumulated depreciation
of $1,541,357 and $5,029,800,
respectively)                              1,497,043               2,138,702

Net investment in direct financing
 leases                                    2,533,820               3,545,522

Equipment held for sale or lease             456,341                 605,526
                                          __________              __________

       Total assets                       $9,251,797              $9,392,891
                                          ==========              ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   93,003              $   45,211

     Accounts payable - equipment               -                     30,848

     Accounts payable and
      accrued expenses                        48,868                  49,720

     Due to related parties                   10,004                 163,466
                                          __________              __________
       Total liabilities                     151,875                 289,245

Partners' capital                          9,099,922               9,103,646
                                          __________              __________
           Total liabilities and
            partners' capital             $9,251,797              $9,392,891
                                          ==========              ==========






     The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30             September 30
                                   1999        1998         1999        1998
                                   ____        ____         ____        ____

Income:
     Rentals                      $227,275  $1,573,642   $  760,828  $3,395,884
     Earned income on direct
      financing leases              88,560      21,711      221,563      37,876
     Interest                       57,432      12,185      120,129      69,747
     Gain on sale of equipment,
      net                           67,955      28,352      218,955      90,939
     Other                          19,451       2,842       41,235      14,205
                                  ________  __________   __________  __________

                                   460,673   1,638,732    1,362,710   3,608,651
                                  ________  __________   __________  __________

Expenses:
     Depreciation                  183,077   1,300,083      594,675   2,712,800
     Write-down of equipment to
      net realizable value          29,802     182,825      171,720     393,654
     General and administrative     49,926      43,236      125,447     127,518
     General and administrative
      to related party              44,431      57,372      157,715     179,721
     Management fee to related
      party                         27,863      80,819       63,341     173,283
                                  ________  __________   __________  __________
                                   335,099   1,664,335    1,112,898   3,586,976
                                  ________  __________   __________  __________

Net income (loss)                 $125,574  $  (25,603)  $  249,812  $   21,675
                                  ========  ==========   ==========  ==========

Net income (loss) per equivalent
  limited partnership unit         $  4.22  $     (.90)  $     8.39  $      .66
                                  ========  ==========   ==========  ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the
  period                            29,433      29,217       29,475      29,399
                                  ========  ==========   ==========  ==========










     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1999

                                    (Unaudited)

                                General     Limited Partners
                                Partner    Units       Amount         Total
                                _______    _____       ______         _____

Balance, January 1, 1999        $ 2,982    75,294    $9,100,664     $9,103,646

Cash distributions               (2,500)     -         (247,500)      (250,000)

Redemption                         -          (30)       (3,536)        (3,536)

Net income                        2,498      -          247,314        249,812
                                _______    ______    __________     __________
Balance, September 30, 1999     $ 2,980    75,264    $9,096,942     $9,099,922
                                =======    ======    ==========     ==========





































     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1999 and 1998

                                  (Unaudited)

                                                     1999          1998
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $  249,812     $   21,675
                                                 __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                   594,675      2,712,800
     Write-down of equipment to net
      realizable value                              171,720        393,654
     Gain on sale of equipment, net                (218,955)       (90,939)
     (Increase) decrease in accounts receivable      (1,227)        49,029
     (Increase) decrease in due from related
      parties                                        63,255         44,942
     Increase (decrease) in lease rents paid
      in advance                                     47,792        (42,376)
     Increase (decrease) in accounts payable and
      accrued expenses                                 (852)       (25,703)
     Increase (decrease) in accounts payable -
      equipment                                     (30,848)       (16,097)
     Increase (decrease) in due to related parties (153,462)      (334,452)
                                                 __________     __________
                                                    472,098      2,690,858
                                                 __________     __________
     Net cash provided by operating activities      721,910      2,712,533
                                                 __________     __________
Cash flows from investing activities:
     Acquisition of equipment                          -        (4,789,875)
     Investment in direct financing leases             -        (1,837,211)
     Proceeds from sale of equipment                243,405        295,516
     Proceeds from direct financing leases,
      net of earned income                        1,011,701        148,325
                                                 __________     __________
     Net cash provided by (used in) investing
      activities                                  1,255,106     (6,183,245)
                                                 __________     __________
Cash flows from financing activities:
     Distributions                                 (250,000)      (225,000)
     Redemption of capital                           (3,536)          -
                                                 __________     __________
     Net cash used in financing activities         (253,536)      (225,000)
                                                 __________     __________
     Increase (decrease) in cash and cash
      equivalents                                 1,723,480     (3,695,712)
     Cash and cash equivalents, beginning
      of period                                   2,892,327      4,269,825
                                                 __________     __________
     Cash and cash equivalents, end of period    $4,615,807     $  574,113
                                                 ==========     ==========

     The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1999

                                     (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1998 financial statements have been reclassified to conform to the presentation in 1999.

1.  EQUIPMENT LEASED

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $171,720 and $393,654 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 1999 and 1998, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method.

    The net investment in direct financing leases as of September 30, 1999 is as follows:

          Minimum lease payments to be received          $2,620,000
          Unguaranteed residuals                            322,000
          Unearned rental income                           (332,000)
          Unearned residual income                          (76,000)
                                                         __________

                                                         $2,534,000
                                                         ==========

                       FIDELITY LEASING INCOME FUND VI, L.P.

1.  EQUIPMENT LEASED (Continued)

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 1999 are as follows:
                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           1999                $  222,000        $  211,000
                           2000                   647,000           856,000
                           2001                   176,000           586,000
                           2002                   167,000           525,000
                        Thereafter                117,000           442,000
                                               __________        __________
                                               $1,329,000        $2,620,000
                                               ==========        ==========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments from equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 1999 and 1998:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               1999         1998             1999        1998
                               ____         ____             ____        ____

       Management fee         $27,863      $80,819         $ 63,341    $173,283
       Reimbursable costs      44,431       57,372          157,715     179,721

                       FIDELITY LEASING INCOME FUND VI, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    The Fund maintains its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc., in which the Chairman of Resource America, Inc. serves as a director.

    Amounts due from related parties at September 30, 1999 and December 31, 1998 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 1999 and December 31, 1998 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

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

4.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $25,000 each subsequent to September 30, 1999 for each of the months ended July 31, August 31 and September 30, 1999 for an aggregate of $75,000 to all admitted partners as of July 31, August 31 and September 30, 1999.

                        FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $460,673 and $1,638,732 for the three months ended September 30, 1999 and 1998, respectively, and $1,362,710 and $3,608,651 for the nine months ended
September 30, 1999 and 1998, respectively. Rental income from the leasing of equipment accounted for 49% and 96% of total revenues for the third quarter of 1999 and 1998, respectively and 56% and 94% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The decrease in total revenues in 1999 was attributable to the decrease in rental income. During the nine months ended September 30, 1999, rental income decreased by approximately $2,789,000 because of equipment that came off lease or was re-leased at lower rental rates or sold. However, this decrease in rental income was mitigated by an increase in rents of $154,000 because of equipment purchases made since September of 1998 as well as rental income recognized on 1998 equipment purchases for which a full nine months was earned in 1999 and only a portion of the nine months was earned in 1998. The overall decrease in revenues, however, was partially mitigated by the increase in earned income on direct financing leases. The Fund invested in direct financing leases throughout 1998 that generated $221,563 of earned income during the nine months ended September 30, 1999 compared to $37,876 for the same period in 1998. Additionally, the Fund recognized a net gain on sale of equipment of $218,955 for the nine months ended September 30, 1999 compared to $90,939 for the nine months ended September 30, 1998 which also reduced the overall decrease in revenues in 1999. Furthermore, the interest income earned by the Fund on the short-term invest-ment of cash increased in 1999 which lowered the amount of the decrease in total revenues during the nine months ended September 30, 1999, as well. The Fund had larger cash balances available for investment during 1999 compared to 1998. The Fund also received late charges of approximately $21,000 that are included in other income for the first nine months of 1999. There were no late charges received during this same period in 1998. This increase also reduced the decrease in total revenues in 1999.

    Expenses were $355,099 and $1,664,335 for the three months ended September 30, 1999 and 1998, respectively, and $1,112,898 and $3,586,976 for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense comprised 55% and 78% of total expenses for the third quarter of 1999 and 1998, respectively and 53% and 76% of total expenses for the nine months ended September 30, 1999 and 1998, respectively. The decrease in expenses for the nine months ended September 30, 1999 was primarily related to the decrease in depreciation expense resulting from equipment that came off lease or terminated and sold since September 1998. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 1999. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $171,720 was charged to write-down of equipment to net realizable value during the nine months ended September 30, 1999 compared to $393,654 for the nine months ended September 30, 1998. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, management fee to related party decreased in 1999 which also accounted for the overall decrease in expenses. The decrease in this account was partially related to the decrease in rental income earned by the Fund on operating leases. The Fund also paid lower management fees of 2% on full pay-out leases. Many of the leases purchased in 1998 were direct financing leases which meet the requirements of full pay-out leases for the purpose of calculating management fees.
                                          9


                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income (loss) was $125,574 and ($25,603) for the three months ended September 30, 1999 and 1998, respectively, and $249,812 and $21,675 for the nine months ended September 30, 1999 and 1998, respectively. The earnings (loss) per equivalent limited partnership unit, after earnings
(loss) allocated to the General Partner, were $4.22 and ($.90) based on a weighted average number of equivalent limited partnership units outstanding of 29,433 and 29,217 for the three months ended September 30, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $8.39 and $.66 based on a weighted average number of equivalent limited partnership units outstanding of 29,475 and 29,399 for the nine months ended September 30, 1999 and 1998, respectively.

    The Fund generated cash from operations of $270,498 and $1,428,953 for the purpose of determining cash available for distribution, and distributed 28% and 5% of these amounts subsequent to September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Fund generated $797,252 and $3,037,190 of cash from operations and distributed 19% and 5% of these amounts during the first nine months of 1999 and 1998, respectively and 9% and 2% of these amounts subsequent to September 30, 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to purchase equipment for lease with cash available from operations which is not distributed to partners. There were no purchases of equipment or investments in direct financing leases made during the first nine months of 1999. The Fund purchased $4,789,875 of equipment and invested $1,837,211 in direct financing leases during the nine months ended September 30, 1998.

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

                                 September 30, 1999

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

                       FIDELITY LEASING INCOME FUND VI, L.P.




         11-12-99    By:  Freddie M. Kotek
         ________         _____________________________
           Date           Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




         11-12-99    By:  Marianne T. Schuster
         ________         _____________________________
           Date           Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)




































                                         12