Form 10-K
period 1999-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 2000-03-23
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 1999
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                      Limited Partnership Interests

                            Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.             Yes __X__ No____
The number of outstanding limited partnership units of the Registrant at December 31, 1999 is 75,264.There is no public market for these securities.

The index of Exhibits is located on page 12.

                                      PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires equipment including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment, as well as other electronic equipment that is leased to third parties on a short-term basis.
The Fund's principal objective is to generate leasing revenues for distri-bution. The Fund manages the equipment, releasing or disposing of equipment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 1999, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES
     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 1999:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Technical Workstations and Terminals    $1,613,021            54.70%
      PCB Assembly Equipment                     775,384            26.29
      Tape Storage Systems                        97,693             3.31
      Printers                                    38,609             1.31
      Other                                      424,273            14.39
                                              __________           ______
      Totals                                  $2,948,980           100.00%
                                              ==========           ======
Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Network Communications                  $3,710,364            61.52%
      PCB Assembly Equipment                   1,153,915            19.13
      Electron Microscopes                       964,081            15.99
      Mini-systems                               108,807             1.80
      Printers                                    93,874             1.56
                                              __________           ______
      Totals                                  $6,031,041           100.00%
                                              ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 1999:
Operating Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Manufacturing/Refining                  $1,859,105            63.04%
      Diversified Financial/Banking/Insurance    508,628            17.25
      Computers/Data Processing                  298,062            10.11
      Telephone/Telecommunications               283,185             9.60
                                              __________           ______
      Totals                                  $2,948,980           100.00%
                                              ==========           ======
Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Retailing/Consumer Goods                $3,699,167            61.34%
      Manufacturing/Refining                   2,202,542            36.52
      Diversified Financial/Banking/Insurance    129,332             2.14
                                              __________           ______
      Totals                                  $6,031,041           100.00%
                                              ==========           ======

Average Initial Term of Leases (in months):  44

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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 1999

              Limited Partnership Interests            2,678
              General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            1999         1998         1997          1996          1995
Total Income             $1,844,586   $6,764,079   $4,765,095   $ 4,740,607   $ 6,094,886
Net Income                  429,662      245,744      423,226       169,828       597,297
Distributions to Partners   300,000      300,000      300,011       668,800     4,343,818
Net Income per
 Equivalent Limited
 Partnership Unit             14.42         8.18        14.22          5.49         15.94
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                    29,502       29,663       29,471        29,822        35,186

                                                  December 31,
                            1999         1998         1997          1996          1995
Total Assets             $9,389,226   $9,392,891   $9,845,711    $9,435,898   $10,458,128
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)      1,756,936    2,744,228    5,186,967     5,973,803     6,252,018
Net Investment in
 Direct Financing Leases  5,426,656    3,545,522      126,057       503,093       687,606
Limited Partnership
 Units                       75,264       75,294       75,294        75,294        79,156
Limited Partners              2,678        2,670        2,665         2,661         2,745

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $1,844,586, $6,764,079 and $4,765,095 for the years ended December 31, 1999, 1998 and
1997, respectively. Rental income from the leasing of equipment accounted for 54%, 94% and 93% of total revenues in 1999, 1998 and 1997, respectively.
The decrease in total revenues in 1999 and the increase in total revenues in 1998 was primarily attributable to the fluctuation in rental income. In 1999, rental income decreased by approximately $2,104,000 because of equipment that terminated or sold during 1998 and 1999. This decrease was mitigated by $173,000 of rents generated on equipment purchased during 1999 as well as rental income generated on 1998 equipment purchases for which a full year of rent was recognized in 1999 and only a partial year was recognized in 1998. Additionally, the Fund entered into several transactions in which it collected the remaining rents owed on certain leases resulting in the recognition of $3,401,000 of rental income in 1998. This also contributed to the decrease in rental income in 1999 as well as the increase in rental income in 1998. Additionally, in 1998, rental income increased by approximately $893,000 due to purchases of equipment for lease in 1998, as well as rental income realized on 1997 equipment purchases for which a full year of rent was earned in 1998 but only a partial year was earned in 1997. This increase, however, was reduced by a decrease of $2,404,000 in rental income caused by equipment that terminated or sold in 1998. The Fund invested in approximately $3.7 million of direct financing leases during 1999 compared to $3.8 million in 1998 and $129,000 in 1997. As a result, the Fund recognized earned income on direct financing leases of $420,461, $140,128 and $37,404 in 1999, 1998 and 1997, respectively, which reduced the overall decrease in revenues in 1999 and contributed to the overall increase in revenues in 1998. Furthermore, the Fund recognized a net gain on sale of equipment of $226,430, $180,509 and $146,387 for the years ended December 31, 1999, 1998 and 1997, respectively. The variation in this account mitigated the overall decrease in revenues in 1999 and contributed to the increase in total revenues in 1998. Interest income increased from 1998 because of higher cash balances available for investment by the Fund in the first nine months of 1999 which also lowered the overall decrease in revenues in 1999. In 1998, however, interest income decreased from 1997 because of lower cash balances available for investment by the Fund which reduced the overall increase in revenues in 1998.

     Expenses were $1,414,924, $6,518,335 and $4,341,869 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation expense comprised 56%, 83% and 78% of total expenses in 1999, 1998 and 1997, respectively.
The fluctuation in expenses in 1999 and 1998 was primarily attributable to the change in depreciation expense. Depreciation expense decreased in 1999 because of equipment that terminated or sold during 1998 and 1999. In 1998, the Fund recorded additional depreciation expense of $3,391,000 on equipment discussed above for which the Fund entered into several transactions to collect the remaining rents owed on certain leases. This also accounted for the decrease in depreciation expense in 1999 and the increase in this account in 1998. In 1998, depreciation expense also increased because of equipment purchased under operating leases as well as depreciation expense recorded on 1997 equipment purchases for which a full year of depreciation expense was taken in 1998 but only a partial year of depreciation expense was recorded in 1997. The fluctu-ation in write-down of equipment to net realizable value also contributed to

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

the change in total expenses in both 1999 and 1998. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 1999, 1998 and 1997, approximately $174,000, $399,000 and $376,000, respectively, was charged to write-down of equipment to net realizable value which also accounts for a portion of the decrease in total expenses in 1999 and the increase in total expenses in 1998. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. Any future losses are dependent upon unantici-pated technological developments affecting the types of equipment in the port-folio in subsequent years. Furthermore, the variation in management fee to related party also contributed to the decrease in total expenses in 1999 and the increase in total expenses in 1998. Management fee to related party changed in proportion to the change in rental income on operating leases.
The Fund also paid lower management fees of 2% of rentals on full pay-out leases. Many of the leases purchased in 1999 and 1998 were direct financing leases which meet the requirements of full pay-out leases for the purpose of calculating management fees.

     The Fund's net income was $429,642, $245,744 and $423,226 for the years ended December 31, 1999, 1998 and 1997, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $14.42, $8.18 and $14.22 for the years ended December 31, 1999, 1998 and 1997, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,502, 29,663 and 29,471 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Fund generated cash from operations, for the purpose of determining cash available for distribution, of $1,164,825, $5,845,993 and $4,045,851 and distributed 19%, 4% and 6% of these amounts to partners in 1999, 1998 and 1997, respectively and 6%, 1% and 2% of these amounts to partners in January and February 2000, 1999 and 1998, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund continued the process of dissolution during 1999. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund continued to purchase equipment for lease with cash available from operations which was not distributed to partners. During the years ended December 31, 1998 and 1997, the Fund purchased $3,893,271 and $3,169,760, respectively, of equipment subject to operating leases. The Fund also invested in $3,699,167, $3,824,885 and $129,332 of direct financing leases during the twelve months ended December 31, 1999, 1998 and 1997, respectively.

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

     FREDDIE M. KOTEK, age 44, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1993.

     MICHAEL L. STAINES, age 50, Director and Secretary of FLPMI since September 1995. Director of Resource America since 1989 and Senior Vice President of Resource America since 1989.

     SCOTT F. SCHAEFFER, age 37, Director of FLPMI since September 1995. Vice Chairman of the Board of Resource America since 1998 and Executive Vice President of Resource America since 1997. Prior thereto, Senior Vice President of Resource America since 1995. Vice President-Real Estate of Resource America and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 1992.

     Others:

     MARIANNE T. SCHUSTER, age 41, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 32, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1999:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            F.L. Partnership
             Management, Inc.          General Partner       $93,235(1)
                                                             =======
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1999, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1999, the Fund was charged by the General Partner $93,235 of management fees. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 1999, the General Partner received $3,000 of cash distributions.

     The Fund incurred $212,510 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 1999.

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

Dated:  March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                           Date



Freddie M. Kotek
____________________________  Chairman of the Board of Directors and   3-23-00
Freddie M. Kotek               President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



Michael L. Staines
____________________________  Director of F.L. Partnership             3-23-00
Michael L. Staines             Management, Inc



Marianne T. Schuster
____________________________  Vice President and Controller            3-23-00
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 1999 and 1998             F-3

          Statements of Operations for the years ended
           December 31, 1999, 1998 and 1997                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 1999, 1998 and 1997                           F-5

          Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997                           F-6

          Notes to Financial Statements                             F-7 - F-12



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial state-ments are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif-icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





Grant Thornton LLP
Philadelphia, Pennsylvania
February 11, 2000

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                      1999                1998
       Cash and cash equivalents                   $1,983,958          $2,892,327

       Accounts receivable                            185,135             102,663

       Due from related parties                        36,541             108,151

       Equipment under operating leases
        (net of accumulated depreciation
        of $1,649,475 and $2,254,092,
        respectively)                               1,299,505           2,138,702

       Net investment in direct financing
        leases                                      5,426,656           3,545,522

       Equipment held for sale or lease               457,431             605,526
                                                   __________          __________

               Total assets                        $9,389,226          $9,392,891
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   92,659          $   45,211

             Accounts payable - equipment                -                 30,848

             Accounts payable and
              accrued expenses                         40,832              49,720

             Due to related parties                    25,963             163,466
                                                   __________          __________

                Total liabilities                     159,454             289,245

       Partners' capital                            9,229,772           9,103,646
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $9,389,226          $9,392,891
                                                   ==========          ==========


The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                     STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                1999         1998           1997

Income:
  Rentals                                    $  992,807   $6,324,748     $4,435,249
  Earned income on direct
   financing leases                             420,461      140,128         37,404
  Interest                                      161,923       95,069        132,822
  Gain on sale of equipment, net                226,430      180,509        146,387
  Other                                          42,965       23,625         13,233
                                             __________   __________     __________
                                              1,844,586    6,764,079      4,765,095
                                             __________   __________     __________

Expenses:
  Depreciation                                  788,056    5,382,228      3,393,070
  Write-down of equipment to
   net realizable value                         173,537      398,530        375,942
  General and administrative                    147,586      153,055        111,289
  General and administrative to
   related party                                212,510      257,295        229,091
  Management fee to related party                93,235      327,227        232,477
                                             __________   __________     __________
                                              1,414,924    6,518,335      4,341,869
                                             __________   __________     __________

Net income                                   $  429,662   $  245,744     $  423,226
                                             ==========   ==========     ==========

Net income per equivalent
 limited partnership unit                    $    14.42   $     8.18     $    14.22
                                             ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               29,502       29,663         29,471
                                             ==========   ==========     ==========









The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENTS OF PARTNERS' CAPITAL

                    For the years ended December 31, 1999, 1998 and 1997


                                     General        Limited Partners
                                     Partner       Units        Amount          Total
                                     _______       ____________________         _____
Balance, January 1, 1997             $1,750       75,294     $9,032,937       $9,034,687

Cash distributions                   (3,000)        -          (297,011)        (300,011)

Net income                            4,232         -           418,994          423,226
                                     ______       ______     __________       __________

Balance, December 31, 1997            2,982       75,294      9,154,920        9,157,902

Cash distributions                   (3,000)        -          (297,000)        (300,000)

Net income                            3,000         -           242,744          245,744
                                     ______       ______     __________       __________

Balance, December 31, 1998            2,982       75,294      9,100,664        9,103,646

Cash distributions                   (3,000)        -          (297,000)        (300,000)

Redemptions                            -             (30)        (3,536)          (3,536)

Net income                            4,297         -           425,365          429,662
                                     ______       ______     __________       __________

Balance, December 31, 1999           $4,279       75,264     $9,225,493       $9,229,772
                                     ======       ======     ==========       ==========











The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                   1999          1998         1997
Cash flows from operating activities:
  Net income                                   $  429,662    $  245,744   $  423,226
                                               __________    __________   __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                    788,056     5,382,228    3,393,070
  Write-down of equipment to net
   realizable value                               173,537       398,530      375,942
  (Gain) loss on sale of equipment, net          (226,430)     (180,509)    (146,387)
  (Increase) decrease in accounts receivable      (82,472)       78,109     (146,937)
  (Increase) decrease in due from
   related parties                                 71,610       (26,061)      59,250
  Increase (decrease) in lease rents paid in
   advance                                         47,448       (66,711)    (173,011)
  Increase (decrease) in accounts payable
   and accrued expenses                            (8,888)      (55,305)      (3,691)
  Increase (decrease) in due to related parties  (137,503)     (291,299)     413,582
  Increase (decrease) in accounts payable -
   equipment                                      (30,848)       14,751       49,718
                                               __________    __________   __________
                                                  594,510     5,253,733    3,821,536
                                               __________    __________   __________
  Net cash provided by operating activities     1,024,172     5,499,477    4,244,762
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                           -       (3,893,271)  (3,169,760)
  Investment in direct financing leases        (3,699,167)   (3,824,885)    (129,332)
  Proceeds from direct financing leases,
   net of earned income                         1,818,032       405,416      506,368
  Proceeds from sale of equipment                 252,130       735,765      333,971
                                               __________    __________   __________
  Net cash used in investing activities        (1,629,005)   (6,576,975)  (2,458,753)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                  (300,000)     (300,000)    (300,011)
  Redemptions of capital                           (3,536)         -            -
                                                _________    __________   __________
  Net cash used in financing activities          (303,536)     (300,000)    (300,011)
                                               __________    __________   __________
Increase (decrease) in cash and cash
  equivalents                                    (908,369)   (1,377,498)   1,485,998

Cash and cash equivalents, beginning of year    2,892,327     4,269,825    2,783,827
                                               __________    __________   __________
Cash and cash equivalents, end of year         $1,983,958    $2,892,327   $4,269,825
                                               ==========    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund") was formed in January 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations and networking equip-ment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

     The Fund's leasing operations consist of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

     Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Fourth Quarter Adjustments

     Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publica-tions. Based upon this review, there were no significant fourth quarter adjustments for the years ended December 31, 1999 and 1998. However, the Fund recorded an adjustment of approximately $125,000 or $4.24 per equivalent limited partnership unit to write down its rental equipment in the fourth quarter of 1997.

3.  YEAR 2000 COMPLIANCE

     The "Year 2000 Issue" addresses the ability of computer programs to distinguish between the year 2000 and the year 1900. Computer programs were written using two digits rather than four digits for the year in a date field. This could ultimately result in miscalculations or inaccuracies in processing data.

     The Fund's operating system is Year 2000 capable. Additionally, all of the main software systems used to generate information for the Fund are Year 2000 compliant.

     The costs incurred to make the software systems Year 2000 compliant were not material as of December 31, 1999.

     Furthermore, all significant outside suppliers have been contacted to ensure that their systems are Year 2000 compliant. The Fund has not experi-enced any problems with outside suppliers regarding Year 2000 compliance issues.

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

     In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1999, 1998 and 1997, approxi-mately $174,000, $399,000 and $376,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 1999 is as follows:

              Minimum lease payments to be received            $5,570,000
              Unguaranteed residuals                              617,000
              Unearned rental income                             (628,000)
              Unearned residual income                           (132,000)
                                                               __________
                                                               $5,427,000
                                                               ==========


     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                           Operating      Financing

                    2000                  $  651,000     $1,972,000
                    2001                     176,000      1,930,000
                    2002                     167,000      1,227,000
                    2003                     117,000        422,000
                    2004                        -            19,000
                                          __________     __________
                                          $1,111,000     $5,570,000
                                          ==========     ==========

                      FIDELITY LEASING INCOME FUND VI, L.P.

6.  RELATED PARTY TRANSACTIONS

     The General Partner receives 5% or 2% of rental payments from equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which the rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent calendar quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                         1999       1998         1997

        Management fee                $ 93,235    $327,227     $232,477
        Reimbursable costs             212,510     257,295      229,091

     The Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America, Inc. served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains its banking relationship with Hudson United Bancorp. The Chairman of Resource America, Inc. does not hold a position with Hudson United Bancorp.

     Amounts due from related parties at December 31, 1999 and 1998 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 1999 and 1998 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                      FIDELITY LEASING INCOME FUND VI, L.P.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 1999, three customers accounted for 14%, 13% and 10% of the Fund's rental income and two customers accounted for 12% each of the Fund's rental income. For the year ended December 31, 1998, four customers accounted for approximately 25%, 21%, 20% and 12% of the Fund's rental income. For the year ended December 31, 1997, three customers generated approximately 23%, 17% and 12% of the Fund's rental income.

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         1999           1998           1997
                      March                  $ 75,000       $ 75,000       $ 75,000
                      June                     75,000         75,000        100,000
                      September               100,000         75,000         75,000
                      December                 50,000         75,000         50,011
                                             ________       ________       ________
                                             $300,000       $300,000       $300,011
                                             ========       ========       ========

     In addition, the General Partner declared and paid three cash distri-butions of $25,000 each in January and February 2000 for each of the months ended October 31, November 30 and December 31, 1999, for an aggregate of $75,000 to all admitted partners as of October 31, November 30 and December 31, 1999.