Form 10-Q
period 2000-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 2000-05-11
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2000                     1999
                                        ______________           _____________

Cash and cash equivalents                 $2,614,573               $1,983,958

Accounts receivable                          169,802                  185,135

Due from related parties                      12,852                   36,541

Equipment under operating leases
 (net of accumulated depreciation
 of $1,594,011 and $1,649,475,
 respectively)                             1,055,281                1,299,505

Net investment in direct financing
 leases                                    5,041,767                5,426,656

Equipment held for sale or lease             484,761                  457,431
                                          __________               __________
       Total assets                       $9,379,036               $9,389,226
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   79,024               $   92,659

     Accounts payable and
      accrued expenses                        60,665                   40,832

     Due to related parties                   26,039                   25,963
                                          __________               __________
       Total liabilities                     165,728                  159,454

Partners' capital                          9,213,308                9,229,772
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,379,036               $9,389,226
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999

                                  (Unaudited)

                                                    2000             1999
                                                  ________         ________

Income:
     Rentals                                      $207,792         $255,598
     Earned income on direct financing
      leases                                       107,941           68,055
     Interest                                       27,000           31,489
     Gain on sale of equipment, net                   -             151,000
     Other                                           1,941            9,544
                                                  ________         ________

                                                   344,674          515,686
                                                  ________         ________

Expenses:
     Depreciation                                  178,386          199,878
     Write-down of equipment to net
      realizable value                                -              48,376
     General and administrative                     40,237           36,954
     General and administrative to
      related party                                 36,470           49,997
     Management fee to related party                20,246           16,722
     Loss on sale of equipment, net                 10,799             -
                                                  ________         ________
                                                   286,138          351,927
                                                  ________         ________

Net income                                        $ 58,536         $163,759
                                                  ========         ========

Net income per equivalent
  limited partnership unit                        $   1.95         $   5.49
                                                  ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               29,609           29,514
                                                  ========         ========



The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2000

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 2000        $4,279     75,264    $9,225,493     $9,229,772

Cash distributions                (750)      -          (74,250)       (75,000)

Net income                         750       -           57,786         58,536
                                ______     ______    __________     __________

Balance, March 31, 2000         $4,279     75,264    $9,209,029     $9,213,308
                                ======     ======    ==========     ==========


























The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                                  (Unaudited)
                                                      2000          1999
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $   58,536     $  163,759
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                  178,386        199,878
       Write-down of equipment to net
        realizable value                                -            48,376
       (Gain) loss on sale of equipment, net          10,799       (151,000)
       (Increase) decrease in accounts
        receivable                                    15,333       (214,312)
       (Increase) decrease in due from related
        parties                                       23,689         54,938
       Increase (decrease) in lease rents paid
        in advance                                   (13,635)        72,258
       Increase (decrease) in accounts payable
        and accrued expenses                          19,833          8,653
       Increase (decrease) in due to related
        parties                                           76       (105,284)
                                                  __________     __________
                                                     234,481        (86,493)
                                                  __________     __________
        Net cash provided by operating activities    293,017         77,266
                                                  __________     __________

Cash flows from investing activities:
     Proceeds from direct financing leases,
       net of earned income                          384,889        129,075
     Proceeds from sale of equipment                  27,709        151,000
                                                  __________     __________
        Net cash provided by investing activities    412,598        280,075
                                                  __________     __________
Cash flows from financing activities:
     Redemptions of capital                             -            (3,536)
     Distributions                                   (75,000)       (75,000)
                                                  __________     __________
        Net cash used in financing activities        (75,000)       (78,536)
                                                  __________     __________
     Increase in cash and cash equivalents           630,615        278,805
     Cash and cash equivalents, beginning
      of period                                    1,983,958      2,892,327
                                                  __________     __________
     Cash and cash equivalents, end of period     $2,614,573     $3,171,132
                                                  ==========     ==========
The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2000

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

    Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer of the equipment to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 31 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment in future years. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its unde-preciated cost. Recent and anticipated technological developments afffecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $48,376 was charged to write-down of equipment to net realizable value for the three months ended
    March 31, 1999. There was no write-down of equipment to net realizable value recorded in the first quarter of 2000. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 33 to 60 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2000 is as follows:

          Minimum lease payments to be received        $5,077,000
          Unguaranteed residuals                          618,000
          Unearned rental income                         (530,000)
          Unearned residual income                       (123,000)
                                                       __________
                                                       $5,042,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2000 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2000                        $448,000        $1,479,000
                2001                         176,000         1,929,000
                2002                         167,000         1,234,000
                2003                         119,000           424,000
                2004                            -               11,000
                                            ________        __________
                                            $910,000        $5,077,000
                                            ========        ==========

    Subsequent to March 31, 2000, the Fund invested in a direct financing lease of approximately $1,111,000 for an initial lease term of 29 months. The minimum lease payments to be received on this lease are $357,000 in 2000, $476,000 in 2001 and $317,000 in 2002.

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2000                 1999
                                             ________             ________

          Management fee                     $20,246              $16,722
          Reimbursable costs                  36,470               49,997

    Amounts due from related parties at March 31, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2000 and December 31, 1999 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $25,000 each subsequent to March 31, 2000 for the months ended January 31, February 29 and March 31, 2000 to all admitted partners as of January 31, February 29 and March 31, 2000.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $344,674 and $515,686 for the three months ended March 31, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 60% and 50% of total revenues for the first quarter of 2000 and 1999, respectively. The decrease in total revenues in 2000 was primarily attributable to a decrease in net gain on sale of equipment. The Fund did not record a net gain on sale of equipment during the three months ended March 31, 2000 but recorded $151,000 of net gain on sale of equipment during the three months ended
March 31, 1999. Additionally, the decrease in rental income in the first quarter of 2000 also contributed to the overall decrease in revenues. Rental income decreased by approximately $48,000 because of equipment under oper-ating leases that came off lease or was sold since the first quarter of 1999. The overall decrease in revenues was mitigated by the increase in earned income on direct financing leases. During the last quarter of 1999, the Fund invested in a direct financing lease of approximately $3.7 million that generated earned income. As a result, the Fund recognized $107,941 of earned income on direct financing leases for the first quarter of 2000 compared to $68,055 for the first quarter of 1999.

    Expenses were $286,138 and $351,927 for the three months ended
March 31, 2000 and 1999, respectively. Depreciation expense comprised 62% and 57% of total expenses during the first quarter of 2000 and 1999, respec-tively. The decrease in expenses was primarily related to the decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no charge to operations to write down equipment to its estimated net realizable value during the three months ended March 31, 2000 compared to $48,376 of write-down of equipment to net realizable value recorded for the three months ended March 31, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Additionally, the decrease in depreci-ation expense in the first quarter of 2000 also contributed to the overall decrease in expenses. Depreciation expense decreased during the three months ended March 31, 2000 compared to March 31, 1999 because of equipment under operating leases that came off lease or was sold since the first quarter of 1999.

    For the three months ended March 31, 2000 and 1999, the Fund had net income of $58,536 and $163,759, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner, was $1.95 and $5.49 based on a weighted average number of equivalent limited partnership units outstanding of 29,609 and 29,514 for the three months ended March 31, 2000 and 1999, respectively.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (continued)

    The Fund generated cash from operations of $247,721 and $261,013 for the purpose of determining cash available for distribution during the quarter ended March 31, 2000 and 1999, respectively. There were no cash distributions made to partners during the first quarter of 2000 and 1999 for the three months ended March 31, 2000 and 1999. However, the General Partner declared and paid three cash distributions of $25,000 each during the first quarter of 2000 for the months ended October 31, November 30 and December 31, 1999. Subsequent to March 31, 2000 and 1999, 30% and 29% of the cash available from operations was paid to partners for the quarter ended March 31, 2000 and 1999, respectively. For financial statement pur-poses, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2000. As pro-vided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in prior periods.

    Subsequent to March 31, 2000, the Fund invested in a direct financing lease of approximately $1,111,00 for an initial lease term of 29 months commencing in April 2000.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 2000

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-11-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            5-11-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)