Form 10-Q
period 2000-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 2000-08-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

        3 North Columbus Boulevard, Philadelphia, Pennsylvania 19106
________________________________________________________________________
   (Address of principal executive offices)                (Zip code)

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
                                      ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2000                     1999
                                        ______________           _____________

Cash and cash equivalents                 $2,145,770               $1,983,958

Accounts receivable                          222,299                  185,135

Due from related parties                      14,355                   36,541

Equipment under operating leases (net
 of accumulated depreciation of
 $1,435,551 and $1,649,475, respectively)    875,794                1,299,505

Net investment in direct financing
 leases                                    5,666,476                5,426,656

Equipment held for sale or lease             463,608                  457,431
                                          __________               __________

       Total assets                       $9,388,302               $9,389,226
                                          ==========               ==========

                      LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   75,301               $   92,659

     Accounts payable and
      accrued expenses                        43,781                   40,832

     Due to related parties                   13,184                   25,963
                                          __________               __________
       Total liabilities                     132,266                  159,454

Partners' capital                          9,256,036                9,229,772
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,388,302               $9,389,226
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                                2000        1999          2000        1999
                                ____        ____          ____        ____

Income:
   Rentals                    $179,115    $277,955     $386,907    $533,553
   Earned income on direct
    financing leases           126,476      64,948      234,417     133,003
   Interest                     18,833      31,208       45,833      62,697
   Gain on sale of equipment,
    net                          6,800        -            -        151,000
   Other                        17,585      12,240       19,526      21,784
                              ________    ________     ________    ________

                               348,809     386,351      686,683     902,037
                              ________    ________     ________    ________

Expenses:
   Depreciation                156,140     211,720      334,526     411,598
   Write-down of equipment to
    net realizable value          -         93,542         -        141,918
   General and administrative   18,996      38,567       59,233      75,521
   General and administrative
    to related party            34,726      63,287       71,196     113,284
   Management fee to related
    party                       21,219      18,756       41,465      35,478
   Loss on sale of equipment,
    net                           -           -           3,999        -
                              ________    ________     ________    ________
                               231,081     425,872      510,419     777,799
                              ________    ________     ________    ________

Net income (loss)             $117,728    $(39,521)    $176,264    $124,238
                              ========    ========     ========    ========

Net income (loss) per
 equivalent limited
 partnership unit             $   3.94    $  (1.33)    $   5.89    $   4.16
                              ========    ========     ========    ========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period              29,650      29,478       29,629      29,496
                              ========    ========     ========    ========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                          STATEMENT OF PARTNERS' CAPITAL

                      For the six months ended June 30, 2000
                                   (Unaudited)

                                General      Limited Partners
                                Partner     Units       Amount         Total
                                _______     _____       ______         _____

Balance, January 1, 2000        $4,279     75,264     $9,225,493    $9,229,772

Cash distributions              (1,500)      -          (148,500)     (150,000)

Net income                       1,800       -           174,464       176,264
                                ______     ______     __________    __________

Balance, June 30, 2000          $4,579     75,264     $9,251,457    $9,256,036
                                ======     ======     ==========    ==========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                     2000          1999
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  176,264    $  124,238
                                                  __________    __________
     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                    334,526       411,598
     Write-down of equipment to net
      realizable value                                  -          141,918
     (Gain) loss on sale of equipment, net             3,999      (151,000)
     (Increase) decrease in accounts receivable      (37,164)      (30,742)
     (Increase) decrease in due from
      related parties                                 22,186        85,020
     Increase (decrease) in lease rents paid
      in advance                                     (17,358)       23,128
     Increase (decrease) in accounts payable and
      accrued expenses                                 2,949          (978)
     Increase (decrease) in due to related parties   (12,779)     (151,182)
                                                  __________    __________
                                                     296,359       327,762
                                                  __________    __________
     Net cash provided by operating activities       472,623       452,000
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases        (1,111,394)         -
     Proceeds from sale of equipment                  79,009       151,000
     Proceeds from direct financing leases,
      net of earned income                           871,574       307,033
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                          (160,811)      458,033
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (150,000)     (150,000)
     Redemption                                         -           (3,536)
                                                  __________    __________
     Net cash used in financing activities          (150,000)     (153,536)
                                                  __________    __________
     Increase in cash and cash equivalents           161,812       756,497
     Cash and cash equivalents, beginning
      of period                                    1,983,958     2,892,327
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,145,770    $3,648,824
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                   June 30, 2000
                                    (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with Generally Accepted Accounting Principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 34 to 60 months. Generally, operating leases will not re-cover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to re-market the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recover-ability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accor-dance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the six months ended June 30, 2000 and $141,918 was charged to write-down of equipment to net realizable value for the six months ended June 30, 1999. Any future losses are dependent upon unantici-pated technological developments affecting the types of equipment in the portfolio in subsequent years.

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

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of June 30, 2000 is as follows:

        Minimum lease payments to be received          $5,613,000
        Unguaranteed residuals                            733,000
        Unearned rental income                           (546,000)
        Unearned residual income                         (134,000)
                                                       __________
                                                       $5,666,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2000 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________      __________

                       2000                      $274,000      $1,222,000
                       2001                       176,000       2,405,000
                       2002                       167,000       1,545,000
                       2003                       117,000         422,000
                       2004                          -             19,000
                                                 ________      __________
                                                 $734,000      $5,613,000
                                                 ========      ==========


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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2000 and 1999:

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               2000          1999         2000        1999
                               ____          ____         ____        ____

    Management fee           $21,219       $18,756      $41,465    $ 35,478
    Reimbursable costs        34,726        63,287       71,196     113,284

    Amounts due from related parties at June 30, 2000 and December 31, 1999 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $35,000 each subsequent to June 30, 2000 for the months ended April 30, May 31 and June 30, 2000 to all admitted partners as of April 30, May 31 and June 30, 2000.

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $348,809 and
$386,351 for the three months ended June 30, 2000 and 1999, respectively and $686,683 and $902,037 for the six months ended June 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 51% and 72% of total revenues for the second quarter of 2000 and 1999, respec-tively and 56% and 59% of total revenues for the six months ended June 30, 2000 and 1999, respectively. The decrease in total revenues in 2000 was attributable in part to the decrease in rental income. Rental income de-creased approximately $147,000 in 2000 because of equipment that came off lease and was sold since June 1999. Additionally, the decrease in net gain on sale of equipment also contributed to the decrease in total revenues during the six months ended June 30, 2000. There was no net gain on sale of equipment recognized for the first six months of 2000 compared to $151,000 for the first six months of 1999. The overall decrease in revenues was partially mitigated by the increase in earned income on direct financing leases. The Fund invested in direct financing leases during late 1999 and the second quarter of 2000 causing earned income on direct financing leases to increase from $133,000 during the six months ended June 30, 1999 to $234,000 during the six months ended June 30, 2000.

    Expenses were $231,081 and $425,872 for the three months ended June 30, 2000 and 1999, respectively and $510,419 and $777,799 for the six months ended June 30, 2000 and 1999, respectively. Depreciation expense comprised
68% and 50% of total expenses for the second quarter of 2000 and 1999, respectively and 66% and 53% of total expenses for the six months ended
June 30, 2000 and 1999, respectively. The decrease in expenses for the six months ended June 30, 2000 was primarily attributable to a decrease in write-down of equipment to net realizable value. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, the Fund had no write-down of equipment to its estimated net realizable value for the six months ended June 30, 2000 compared to $141,918 for the same period in 1999. Any future losses are dependent upon unanticipated technological devel-opments affecting the types of equipment in the portfolio in subsequent years. Additionally, the decrease in depreciation expense contributed to the overall decrease in expenses during the first six months of 2000 compared to the first six months of 1999. Depreciation expense decreased because of equipment that came off lease or terminated and was sold since June 1999. Furthermore, gen-eral and administrative expense to related party decreased during the six months ended June 30, 2000 compared to the same period in 1999 because of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund. The decrease in this account also caused the decrease in total expenses in the first six months of 2000.

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund's net income (loss) was $117,728 and ($39,521) for the three months ended June 30, 2000 and 1999, respectively and $176,264 and $124,238 for the six months ended June 30, 2000 and 1999, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were $3.94 and ($1.33) based on a weighted average number of equivalent limited partnership units outstanding of 29,650 and 29,478 for the three months ended June 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the Gen-eral Partner, were $5.89 and $4.16 based on a weighted average number of equiv-alent limited partnership units outstanding of 29,629 and 29,496 for the six months ended June 30, 2000 and 1999, respectively.

    The Fund generated cash from operations of $267,068 and $265,741 for the purpose of determining cash available for distribution during the quarter ended June 30, 2000 and 1999, respectively. The Fund paid three cash distributions of $35,000 each subsequent to June 30, 2000 for the three months ended June 30, 2000. The Fund paid three cash distributions of $25,000 each subsequent to June 30, 1999 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, the Fund generated $514,789 and $526,754 of cash from operations. The General Partner declared cash distributions totaling $180,000 and $150,000 for the six months ended June 30, 2000 and 1999, respec-tively. The Fund paid three cash distributions of $25,000 each during the first six months of both 2000 and 1999. The Fund paid three cash distributions of $35,000 each subsequent to June 30, 2000 and three cash distributions of $25,000 each subsequent to June 30, 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2000. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in previous periods. The Fund made no purchases of equipment, but invested $1,111,394 in direct financing leases during the six months ended June 30, 2000.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 June 30, 2000

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-14-00     By:  Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            8-14-00     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)