Form 10-Q
period 2000-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 2000-11-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)             (Audited)
                                         September 30,           December 31,
                                             2000                    1999
                                         _____________           ____________

Cash and cash equivalents                 $2,359,474              $1,983,958

Accounts receivable                          291,024                 185,135

Due from related parties                        -                     36,541

Equipment under operating leases
 (net of accumulated depreciation
 of $1,187,049 and $1,649,475,
 respectively)                               713,361               1,299,505

Net investment in direct financing
 leases                                    5,601,126               5,426,656

Equipment held for sale or lease             434,424                 457,431
                                          __________              __________

       Total assets                       $9,399,409              $9,389,226
                                          ==========              ==========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   30,741              $   92,659

     Accounts payable and
      accrued expenses                        42,556                  40,832

     Due to related parties                   26,500                  25,963
                                          __________              __________
       Total liabilities                      99,797                 159,454

Partners' capital                          9,299,612               9,229,772
                                          __________              __________
           Total liabilities and
            partners' capital             $9,399,409              $9,389,226
                                          ==========              ==========
     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   2000       1999          2000        1999
                                   ____       ____          ____        ____

Income:
     Rentals                      $182,584   $227,275    $  569,491  $  760,828
     Earned income on direct
      financing leases             119,550     88,560       353,967     221,563
     Interest                       18,904     57,432        64,737     120,129
     Gain on sale of equipment,
      net                           53,644     67,955        49,645     218,955
     Other                          10,233     19,451        29,759      41,235
                                  ________   ________    __________  __________

                                   384,915    460,673     1,067,599   1,362,710
                                  ________   ________    __________  __________

Expenses:
     Depreciation                  130,823    183,077       465,349     594,675
     Write-down of equipment to
      net realizable value          16,000     29,802        16,000     171,720
     General and administrative     28,601     49,926        87,834     125,447
     General and administrative
      to related party              39,279     44,431       110,475     157,715
     Management fee to related
      party                         21,636     27,863        63,101      63,341
                                  ________   ________    __________  __________
                                   236,339    335,099       742,759   1,112,898
                                  ________   ________    __________  __________

Net income                        $148,576   $125,574    $  324,840  $  249,812
                                  ========   ========    ==========  ==========

Net income per equivalent
  limited partnership unit        $   4.96   $   4.22    $    10.85  $     8.39
                                  ========   ========    ==========  ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the
  period                            29,691     29,433        29,649      29,475
                                  ========   ========    ==========  ==========

     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2000

                                   (Unaudited)

                                General      Limited Partners
                                Partner     Units       Amount         Total
                                _______     _____       ______         _____

Balance, January 1, 2000        $4,279     75,264    $9,225,493     $9,229,772

Cash distributions              (2,550)      -         (252,450)      (255,000)

Net income                       3,248       -          321,592        324,840
                                ______     ______    __________     __________
Balance, September 30, 2000     $4,977     75,264    $9,294,635     $9,299,612
                                ======     ======    ==========     ==========

























     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2000 and 1999

                                  (Unaudited)

                                                     2000          1999
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $  324,840     $  249,812
                                                 __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                   465,349        594,675
     Write-down of equipment to net
      realizable value                               16,000        171,720
     Gain on sale of equipment, net                 (49,645)      (218,955)
     (Increase) decrease in accounts receivable    (105,889)        (1,227)
     (Increase) decrease in due from related
      parties                                        36,541         63,255
     Increase (decrease) in lease rents paid
      in advance                                    (61,918)        47,792
     Increase (decrease) in accounts payable and
      accrued expenses                                1,724           (852)
     Increase (decrease) in accounts payable -
      equipment                                        -           (30,848)
     Increase (decrease) in due to related
      parties                                           537       (153,462)
                                                 __________     __________
                                                    302,699        472,098
                                                 __________     __________
     Net cash provided by operating activities      627,539        721,910
                                                 __________     __________
Cash flows from investing activities:
     Investment in direct financing leases       (1,551,816)          -
     Proceeds from sale of equipment                177,447        243,405
     Proceeds from direct financing leases,
      net of earned income                        1,377,346      1,011,701
                                                 __________     __________
     Net cash provided by investing activities        2,977      1,255,106
                                                 __________     __________
Cash flows from financing activities:
     Distributions                                 (255,000)      (250,000)
     Redemption of capital                             -            (3,536)
                                                 __________     __________
     Net cash used in financing activities         (255,000)      (253,536)
                                                 __________     __________
     Increase in cash and cash equivalents          375,516      1,723,480
     Cash and cash equivalents, beginning
      of period                                   1,983,958      2,892,327
                                                 __________     __________
     Cash and cash equivalents, end of period    $2,359,474     $4,615,807
                                                 ==========     ==========

     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2000

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

1.  EQUIPMENT LEASED

    Equipment on lease consists in part of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 34 to 60 months. Generally, operating leases will not re-cover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to re-market the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recover-ability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the market-place are considered among other things, as part of this review. In accor-dance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, $16,000 and $171,720 was charged to write-down of equipment to net realizable value for the nine months ended September 30, 2000 and 1999, respectively. Any future losses are dependent upon unanticipated technological developments affecting the types of equip-ment in the portfolio in subsequent years.

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated additional amounts recoverable upon expira-tion of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 29 to 59 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND VI, L.P.

1.  EQUIPMENT LEASED (Continued)

    The net investment in direct financing leases as of September 30, 2000 is as follows:

          Minimum lease payments to be received          $5,512,000
          Unguaranteed residuals                            733,000
          Unearned rental income                           (522,000)
          Unearned residual income                         (122,000)
                                                         __________

                                                         $5,601,000
                                                         ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2000 are as follows:
                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           2000                 $160,000        $  646,000
                           2001                  176,000         2,551,000
                           2002                  167,000         1,691,000
                           2003                  116,000           568,000
                        Thereafter                  -               56,000
                                                ________        __________
                                                $619,000        $5,512,000
                                                ========        ==========

    Subsequent to September 30, 2000, the Fund invested in approximately $1,134,000 of direct financing leases with initial lease terms of 2 to 40 months. The future approximate minimum rentals to be received on these noncancellable direct financing leases are $146,000 in 2000, $457,000 in 2001, $442,000 in 2002, $231,000 in 2003 and $17,500 in 2004.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% or 2% of rental payments from equipment under operating leases and full pay-out leases, respectively, for adminis-trative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2000 and 1999:

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               2000         1999             2000        1999
                               ____         ____             ____        ____

       Management fee         $21,636      $27,863         $ 63,101    $ 63,341
       Reimbursable costs      39,279       44,431          110,475     157,715

    The amount due from related parties at December 31, 1999 represents monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2000 and December 31, 1999 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $35,000 each subsequent to September 30, 2000 for each of the months ended July 31, August 31 and September 30, 2000 for an aggregate of $105,000 to all admitted partners as of July 31, August 31 and September 30, 2000.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $384,915 and $460,673 for the three months ended September 30, 2000 and 1999, respectively, and $1,067,599 and $1,362,710 for the nine months ended September 30, 2000 and 1999, respectively. Rental income from the leasing of equipment accounted for 47% and 49% of total revenues for the third quarter of 2000 and 1999, respectively and 53% and 56% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. The decrease in total revenues in 2000 was partially attributable to the decrease in rental income. During the nine months ended September 30, 2000, rental income decreased by approxi-mately $191,000 because of equipment that came off lease or equipment that terminated and was sold. Additionally, the Fund recognized a net gain on sale of equipment of $49,645 for the nine months ended September 30, 2000 compared to $218,955 for the nine months ended September 30, 1999 which also accounted for the overall decrease in revenues in 2000. Furthermore, the interest income earned by the Fund on the short-term investment of cash decreased in 2000 which contributed to the decrease in total revenues during the nine months ended September 30, 2000, as well. The Fund had larger cash balances avail-able for investment during 1999 compared to 2000. The overall decrease in revenues, however, was partially mitigated by the increase in earned income on direct financing leases. The Fund invested in direct financing leases during late 1999 and the second quarter of 2000 causing earned income on direct financing leases to increase from $222,000 during the nine months ended September 30, 1999 to $354,000 during the nine months ended September 30, 2000.

    Expenses were $236,339 and $335,099 for the three months ended Septem-ber 30, 2000 and 1999, respectively, and $742,759 and $1,112,898 for the nine months ended September 30, 2000 and 1999, respectively. Depreciation expense comprised 55% of total expenses for the third quarter of both 2000 and 1999 and 63% and 53% of total expenses for the nine months ended September 30, 2000 and 1999, respectively. The decrease in expenses for the nine months ended September 30, 2000 was partially related to the decrease in depreciation expense resulting from equipment that came off lease or terminated and was sold since September 1999. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 2000. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, $16,000 was charged to write-down of equipment to net realizable value during the nine months ended September 30, 2000 compared to $171,720 for the nine months ended September 30, 1999. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. Furthermore, general and administrative expense and general and administrative expense to related party decreased in 2000 which also accounted for the overall decrease in expenses in the current year. General and administrative expense decreased during the nine months ended September 30, 2000 compared to the same period in 1999 because of a decrease in expenses incurred to re-

                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

furbish equipment as it comes off lease. General and administrative expense to related party decreased in 2000 compared to 1999 resulting from a decrease in the amount of expenses charged by the General Partner or its parent company for services and materials provided to the Fund.

    The Fund's net income was $148,576 and $125,574 for the three months ended September 30, 2000 and 1999, respectively, and $324,840 and $249,812 for the nine months ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $4.96 and $4.22 based on a weighted average number of equivalent limited partnership units outstanding of 29,691 and 29,433 for the three months ended September 30, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.85 and $8.39 based on a weighted average number of equivalent limited partnership units outstanding of 29,649 and 29,475 for the nine months ended September 30, 2000 and 1999, respectively.

    The Fund generated cash from operations of $241,755 and $270,498, for the purpose of determining cash available for distribution, during the nine months ended September 30, 2000 and 1999, respectively. The Fund paid three cash distributions of $35,000 each subsequent to September 30, 2000 for the three months ended September 30, 2000. The Fund paid three cash distributions of $25,000 each subsequent to September 30, 1999 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the Fund generated $756,544 and $797,252 of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $285,000 and $225,000 for the nine months ended September 30, 2000 and 1999, respectively. The Fund paid three cash distributions of $25,000 each and three cash distributions of $35,000 each during the nine months ended September 30, 2000 and three cash distributions of $35,000 each subsequent to September 30, 2000. The Fund paid six cash distributions of $25,000 each during the nine months ended September 30, 1999 and three cash distributions of $25,000 each subsequent to September 30, 1999. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

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

ANALYSIS OF FINANCIAL CONDITION (Continued)

cash available from operations which was not distributed to partners in previous periods. The Fund invested $1,551,816 in direct financing leases during the first nine months of 2000.

    Subsequent to September 30, 2000, the Fund invested in approximately $1,134,000 of direct financing leases with initial lease terms of 2 to 40 months.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 2000

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

                       FIDELITY LEASING INCOME FUND VI, L.P.




         11-13-00    By:  Freddie M. Kotek
         ________         _____________________________
           Date           Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




         11-13-00    By:  Marianne T. Schuster
         ________         _____________________________
           Date           Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)