Form 10-K
period 2000-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 2001-03-29
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2000

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

The number of outstanding limited partnership units of the Registrant at December 31, 2000 is 75,264.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2000, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 2000:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      PCB Assembly Equipment                  $  775,390            40.80%
      Technical Workstations and Terminals       603,054            31.73
      Other                                      424,273            22.33
      Tape Storage Systems                        97,692             5.14
                                              __________           ______
      Totals                                  $1,900,409           100.00%
                                              ==========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Network Communications                  $4,810,560            56.25%
      Disk Storage Systems                     1,538,555            17.99
      PCB Assembly Equipment                   1,371,022            16.03
      Electron Microscopes                       746,974             8.73
      Printers                                    84,546             1.00
                                              __________           ______
      Totals                                  $8,551,657           100.00%
                                              ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2000:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Manufacturing/Refining                  $1,519,532            79.96%
      Telephone/Telecommunications               283,185            14.90
      Diversified Financial/Banking/Insurance     97,692             5.14
                                              __________           ______
      Totals                                  $1,900,409           100.00%
                                              ==========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Retailing/Consumer Goods                $4,845,070            56.66%
      Manufacturing/Refining                   2,212,459            25.87
      Computers/Data Processing                1,383,174            16.17
      Education                                   71,516             0.84
      Diversified Financial/Banking/Insurance     39,438             0.46
                                              __________           ______
      Totals                                  $8,551,657           100.00%
                                              ==========           ======

Average Initial Term of Leases (in months):  36


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         (a) The Fund's limited partnership units are not publicly traded. There is no market for the Fund's limited partnership units and it is unlikely that any will develop.

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2000

              Limited Partnership Interests            2,692
              General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            2000         1999         1998         1997         1996
Total Income             $1,369,434   $1,844,586   $6,764,079   $4,765,095   $4,740,607
Net Income                  412,064      429,662      245,744      423,226      169,828
Distributions to Partners   360,000      300,000      300,000      300,011      668,800
Net Income per
 Equivalent Limited
 Partnership Unit             13.75        14.42         8.18        14.22         5.49
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                    29,679       29,502       29,663       29,471       29,822

                                                  December 31,
                            2000         1999         1998         1997         1996
Total Assets             $9,381,474   $9,389,226   $9,392,891   $9,845,711   $9,435,898
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)      1,035,279    1,756,936    2,744,228    5,186,967    5,973,803
Net Investment in
 Direct Financing Leases  6,111,432    5,426,656    3,545,522      126,057      503,093
Limited Partnership
 Units                       75,264       75,264       75,294       75,294       75,294
Limited Partners              2,692        2,678        2,670        2,665        2,661

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $1,369,434, $1,844,586 and $6,764,079 for the years ended December 31, 2000, 1999 and
1998, respectively. Rental income from the leasing of equipment accounted for 51%, 54% and 94% of total revenues in 2000, 1999 and 1998, respectively.
The decrease in total revenues in 2000 and 1999 was primarily attributable to the decrease in rental income. In 2000, rental income decreased by approxi-mately $297,000 because of equipment that came off lease or terminated and was sold during both 2000 and 1999. In 1999, rental income decreased by approxi-mately $2,104,000 because of equipment that came off lease or terminated and was sold during both 1999 and 1998. This decrease was mitigated by $173,000 of rents generated on equipment purchased during 1999 as well as rental income generated on 1998 equipment purchases for which a full year of rent was recognized in 1999 and only a partial year was recognized in 1998. Addition-ally, the Fund entered into several transactions during 1998 whereby it col-lected the remaining rents owed on certain leases. As a result, the Fund recognized approximately $3,401,000 of rental income on these transactions during the year ended December 31, 1998 which also contributed to the decrease in rental income during 1999. Additionally, the Fund recognized a net gain on sale of equipment of $52,789, $226,430 and $180,509 for the years ended Decem-ber 31, 2000, 1999 and 1998, respectively. The change in this account contrib-uted to the overall decrease in revenues in 2000 and reduced the decrease in overall revenues in 1999. Interest income decreased in 2000 and increased in 1999 because the Fund had larger cash balances available for investment during the first nine months of 1999. The fluctuation in this account between 2000, 1999 and 1998 contributed to the overall decrease in revenues in 2000 and lowered the overall decrease in revenues in 1999. However, the increase in earned income on direct financing leases served to mitigate the decrease in total revenues in 2000 and 1999. The Fund invested in approximately $2.7 million of direct financing leases during 2000 compared to $3.7 million in 1999 and $3.8 million in 1998. As a result, the Fund recognized earned income on direct financing leases of $504,019, $420,461 and $140,128 in 2000, 1999 and
1998, respectively.

     Expenses were $957,370, $1,414,924 and $6,518,335 for the years ended December 31, 2000, 1999 and 1998, respectively. Depreciation expense comprised 60%, 56% and 83% of total expenses in 2000, 1999 and 1998, respectively.
The decrease in expenses in 2000 and 1999 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2000 and 1999 because of equipment that came off lease or terminated and was sold during 2000 and 1999. The decrease in write-down of equipment to net realizable value also contributed to the decrease in total expenses in both 2000 and 1999. Currently, the Fund's practice is to review the recoverability of its undepre-ciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In 2000, 1999 and 1998, approximately $16,000, $174,000 and $399,000, respectively, was charged to write-down of equipment to net realizable value. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. The decrease in general and administrative expense and general and administrative expense to related party also accounted for the overall decrease in expenses in 2000 and 1999. General and adminis-trative expense decreased during the twelve months ended December 31, 2000 and 1999 because of a decrease in expenses incurred to refurbish and remarket equipment as it came off lease. General and administrative expense to related party decreased between 2000, 1999 and 1998 as a result of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund during these years. Furthermore, the decrease in management fee to related party also contributed to the decrease in total expenses in 2000 and 1999. Management fee to related party changed in pro-portion to the change in rental income on operating leases. The Fund also paid lower management fees of 2% of rentals on full pay-out leases. All of the leases purchased in 2000 and 1999 were direct financing leases which meet the requirements of full pay-out leases for the purpose of calculating management fees.

     The Fund's net income was $412,064, $429,662 and $245,744 for the years ended December 31, 2000, 1999 and 1998, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $13.75, $14.42 and $8.18 for the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,679, 29,502 and 29,663 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Fund generated cash from operations, for the purpose of determining cash available for distribution, of $950,373, $1,164,825 and $5,845,993 during the years ended December 31, 2000, 1999 and 1998, respectively. The Fund distributed $285,000, $225,000 and $225,000 of those amounts during the period April 1 through December 31, 2000, 1999 and 1998, respectively, and during the first quarter of 2001, 2000 and 1999, the Fund distributed $105,000, $75,000 and $75,000 of those amounts, respectively. The Fund also paid $75,000 of cash distributions to partners during the first quarter of 1998 for the last quarter of the previous year. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. During the year ended December 31, 1998, the Fund purchased $3,893,271 of equipment subject to operating leases. There was no equipment purchased subject to operating leases in 2000 and 1999. The Fund also invested in $2,669,441, $3,699,167 and $3,824,885 of direct financing leases during the twelve months ended December 31, 2000, 1999 and 1998, respectively.

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

     FREDDIE M. KOTEK, age 45, Chairman of the Board of Directors, President, and Chief Executive Officer of FLPMI since September 1995 and Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since September 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) since 2000. Executive Vice President of Resource Properties, Inc. from 1993 to 2000.

     MICHAEL L. STAINES, age 51, Director and Secretary of FLPMI since September 1995. Director of Resource America from 1989 to 2000 and Senior Vice President of Resource America since 1989. Chief Operating Officer, Secretary and Managing Board Member of Atlas Pipeline Partners G.P., LLC since its formation in 1999. President, Secretary and a direc-tor of Resource Energy, Inc. ( a wholly owned subsidiary of Resource America) since 1993.

     SCOTT F. SCHAEFFER, age 38, Director of FLPMI since September 1995. President of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since October 2000. Vice Chairman of the Board of Resource America from 1998 to September 2000 and Executive Vice President of Re-source America from 1997 to 1998. Prior thereto, Senior Vice President of Resource America since 1995. President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America) from 1992 to September 2000.

     Others:

     MARIANNE T. SCHUSTER, age 42, Vice President and Controller of FLPMI since 1984.

     KRISTIN L. CHRISTMAN, age 33, Portfolio Manager of FLPMI since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2000:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            F.L. Partnership
             Management, Inc.          General Partner       $84,582(1)
                                                             =======
           (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Based upon a review of Schedule 13D as filed with the Securities and Exchange Commission, the table set forth below outlines the persons or groups known to the Fund that own more than 5% of the Fund's outstanding securities either beneficially or of record.

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        6,255.897 (1)

           Odd Lot Liquidity Fund, LLC        6,255.897 (2)

           Sierra Fund 4, LLC                 6,255.897 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 2,838.897 units and 3,417 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 2,838.897 units and beneficial ownership of 3,417 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 3,417 units and beneficial ownership of 2,838.897 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of F.L. Partnership Management, Inc. nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

     return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2000, the Fund was charged by the General Partner $84,582 of management fees. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2000, the General Partner received $3,600 of cash distributions.

     The Fund incurred $162,886 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2000.

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

                  FIDELITY LEASING INCOME FUND VI, L.P.
                  A Delaware limited partnership

                  By:  F.L. PARTNERSHIP MANAGEMENT, INC.

                       /s/ Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman and President

Dated:  March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                           Date



/s/ Freddie M. Kotek
____________________________  Chairman of the Board of Directors and   3-29-01
Freddie M. Kotek               President of F.L. Partnership
                               Management, Inc.
                               (Principal Executive Officer)



/s/ Michael L. Staines
____________________________  Director of F.L. Partnership             3-29-01
Michael L. Staines             Management, Inc.



/s/ Marianne T. Schuster
____________________________  Vice President and Controller            3-29-01
Marianne T. Schuster           of F.L. Partnership Management, Inc.
                               (Principal Financial Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2000 and 1999             F-3

          Statements of Operations for the years ended
           December 31, 2000, 1999 and 1998                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2000, 1999 and 1998                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2000, 1999 and 1998                           F-6

          Notes to Financial Statements                             F-7 - F-11



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial state-ments are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 16, 2001

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                      2000                1999
       Cash and cash equivalents                   $1,982,752          $1,983,958

       Accounts receivable                            209,878             185,135

       Due from related parties                        42,133              36,541

       Equipment under operating leases
        (net of accumulated depreciation
        of $1,296,798 and $1,649,475,
        respectively)                                 603,611           1,299,505

       Net investment in direct financing
        leases                                      6,111,432           5,426,656

       Equipment held for sale or lease               431,668             457,431
                                                   __________          __________

               Total assets                        $9,381,474          $9,389,226
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   35,179          $   92,659

             Accounts payable and
              accrued expenses                         36,415              40,832

             Due to related parties                    28,044              25,963
                                                   __________          __________

                Total liabilities                      99,638             159,454

       Partners' capital                            9,281,836           9,229,772
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $9,381,474          $9,389,226
                                                   ==========          ==========




The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                     STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                2000         1999           1998

Income:
  Rentals                                    $  696,191   $  992,807     $6,324,748
  Earned income on direct
   financing leases                             504,019      420,461        140,128
  Interest                                       80,988      161,923         95,069
  Gain on sale of equipment, net                 52,789      226,430        180,509
  Other                                          35,447       42,965         23,625
                                             __________   __________     __________
                                              1,369,434    1,844,586      6,764,079
                                             __________   __________     __________

Expenses:
  Depreciation                                  575,098      788,056      5,382,228
  Write-down of equipment to
   net realizable value                          16,000      173,537        398,530
  General and administrative                    118,804      147,586        153,055
  General and administrative to
   related party                                162,886      212,510        257,295
  Management fee to related party                84,582       93,235        327,227
                                             __________   __________     __________
                                                957,370    1,414,924      6,518,335
                                             __________   __________     __________

Net income                                   $  412,064   $  429,662     $  245,744
                                             ==========   ==========     ==========

Net income per equivalent
 limited partnership unit                    $    13.75   $    14.42     $     8.18
                                             ==========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               29,679       29,502         29,663
                                             ==========   ==========     ==========










The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENTS OF PARTNERS' CAPITAL

                    For the years ended December 31, 2000, 1999 and 1998


                                     General        Limited Partners
                                     Partner       Units        Amount          Total
                                     _______       ____________________         _____
Balance, January 1, 1998             $2,982       75,294     $9,154,920       $9,157,902

Cash distributions                   (3,000)        -          (297,000)        (300,000)

Net income                            3,000         -           242,744          245,744
                                     ______       ______     __________       __________

Balance, December 31, 1998            2,982       75,294      9,100,664        9,103,646

Cash distributions                   (3,000)        -          (297,000)        (300,000)

Redemptions                            -             (30)        (3,536)          (3,536)

Net income                            4,297         -           425,365          429,662
                                     ______       ______     __________       __________

Balance, December 31, 1999            4,279       75,264      9,225,493        9,229,772

Cash distributions                   (3,600)        -          (356,400)        (360,000)

Net income                            4,121         -           407,943          412,064
                                     ______       ______     __________       __________

Balance, December 31, 2000           $4,800       75,264     $9,277,036       $9,281,836
                                     ======       ======     ==========       ==========











The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                   2000          1999         1998
Cash flows from operating activities:
  Net income                                   $  412,064    $  429,662   $  245,744
                                               __________    __________   __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                    575,098       788,056    5,382,228
  Write-down of equipment to net
   realizable value                                16,000       173,537      398,530
  (Gain) loss on sale of equipment, net           (52,789)     (226,430)    (180,509)
  (Increase) decrease in accounts receivable      (24,743)      (82,472)      78,109
  (Increase) decrease in due from
   related parties                                 (5,592)       71,610      (26,061)
  Increase (decrease) in lease rents paid in
   advance                                        (57,480)       47,448      (66,711)
  Increase (decrease) in accounts payable
   and accrued expenses                            (4,417)       (8,888)     (55,305)
  Increase (decrease) in due to related parties     2,081      (137,503)    (291,299)
  Increase (decrease) in accounts payable -
   equipment                                         -          (30,848)      14,751
                                               __________    __________   __________
                                                  448,158       594,510    5,253,733
                                               __________    __________   __________
  Net cash provided by operating activities       860,222     1,024,172    5,499,477
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                           -             -      (3,893,271)
  Investment in direct financing leases        (2,669,441)   (3,699,167)  (3,824,885)
  Proceeds from direct financing leases,
   net of earned income                         1,984,665     1,818,032      405,416
  Proceeds from sale of equipment                 183,348       252,130      735,765
                                               __________    __________   __________
  Net cash used in investing activities          (501,428)   (1,629,005)  (6,576,975)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                  (360,000)     (300,000)    (300,000)
  Redemptions of capital                             -           (3,536)        -
                                                _________    __________   __________
  Net cash used in financing activities          (360,000)     (303,536)    (300,000)
                                               __________    __________   __________

Decrease in cash and cash equivalents              (1,206)     (908,369)  (1,377,498)
Cash and cash equivalents, beginning of year    1,983,958     2,892,327    4,269,825
                                               __________    __________   __________
Cash and cash equivalents, end of year         $1,982,752    $1,983,958   $2,892,327
                                               ==========    ==========   ==========




The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund") was formed in January 1989. The General Partner of the Fund is F.L. Partnership Management, Inc. ("FLPMI") which is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment, including printers, tape and disk storage devices, data communica-tions equipment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment. This equipment is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments which potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases

     The Fund's leasing operations consist of both operating and direct financing leases. Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases (Continued)

straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS (Continued)

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

4.  EQUIPMENT LEASED

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 34 to 60 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, in 2000, 1999 and 1998, approximately $16,000, $174,000 and $399,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The net investment in direct financing leases as of December 31, 2000 is as follows:

              Minimum lease payments to be received            $6,047,000
              Unguaranteed residuals                              733,000
              Unearned rental income                             (560,000)
              Unearned residual income                           (109,000)
                                                               __________
                                                               $6,111,000
                                                               ==========

                      FIDELITY LEASING INCOME FUND VI, L.P.

4.  EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of December 31 are as follows:

                                                            Direct
                                           Operating      Financing

                    2001                    $211,000     $3,039,000
                    2002                     167,000      2,133,000
                    2003                     117,000        802,000
                    2004                        -            73,000
                                            ________     __________
                                            $495,000     $6,047,000
                                            ========     ==========

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        2000        1999         1998

        Management fee                $ 84,582    $ 93,235     $327,227
        Reimbursable costs             162,886     212,510      257,295

     During 1999, the Fund maintained its checking and investment accounts in Jefferson Bank, a subsidiary of JeffBanks, Inc. in which the Chairman of Resource America served as a director. In November 1999, Hudson United Bancorp acquired JeffBanks, Inc. The Fund maintains a normal banking relationship with Hudson United Bancorp. As of December 31, 2000 and 1999, the Chairman of Resource America did not hold any position with Hudson United Bancorp.

                      FIDELITY LEASING INCOME FUND VI, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due from related parties at December 31, 2000 and 1999 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2000 and 1999 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2000, five customers accounted for 21%, 18%, 16%, 14% and 13% of the Fund's rental income. For the year ended December 31, 1999, three customers accounted for 14%, 13% and 10% of the Fund's rental income and two customers accounted for 12% each of the Fund's rental income. For the year ended December 31, 1998, four customers accounted for 25%, 21%, 20% and 12% of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2000           1999           1998
                      March                  $ 75,000       $ 75,000       $ 75,000
                      June                     75,000         75,000         75,000
                      September               105,000        100,000         75,000
                      December                105,000         50,000         75,000
                                             ________       ________       ________
                                             $360,000       $300,000       $300,000
                                             ========       ========       ========

     In addition, the General Partner declared and paid three cash distri-butions of $35,000 each in January, February and March 2001 for each of the months ended October 31, November 30 and December 31, 2000, for an aggregate of $105,000 to all admitted partners as of October 31, November 30 and Decem-ber 31, 2000.