Form 10-Q
period 2001-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 2001-05-15
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2001                     2000
                                        ______________           _____________

Cash and cash equivalents                 $2,630,639               $1,982,752

Accounts receivable                          284,904                  209,878

Due from related parties                     220,049                   42,133

Equipment under operating leases
 (net of accumulated depreciation
 of $987,011 and $1,296,798,
 respectively)                               467,336                  603,611

Net investment in direct financing
 leases                                    5,420,984                6,111,432

Equipment held for sale or lease             431,668                  431,668
                                          __________               __________
       Total assets                       $9,455,580               $9,381,474
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   60,934               $   35,179

     Accounts payable and
      accrued expenses                        52,709                   36,415

     Due to related parties                   39,129                   28,044
                                          __________               __________
       Total liabilities                     152,772                   99,638

Partners' capital                          9,302,808                9,281,836
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,455,580               $9,381,474
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000

                                  (Unaudited)

                                                    2001             2000
                                                  ________         ________

Income:
     Rentals                                      $ 96,022         $207,792
     Earned income on direct financing
      leases                                       128,294          107,941
     Interest                                       20,262           27,000
     Gain on sale of equipment, net                 43,107             -
     Other                                           4,441            1,941
                                                  ________         ________

                                                   292,126          344,674
                                                  ________         ________

Expenses:
     Depreciation                                   81,378          178,386
     General and administrative                     30,449           40,237
     General and administrative to
      related party                                 33,151           36,470
     Management fee to related party                21,176           20,246
     Loss on sale of equipment, net                   -              10,799
                                                  ________         ________
                                                   166,154          286,138
                                                  ________         ________

Net income                                        $125,972         $ 58,536
                                                  ========         ========

Net income per equivalent
  limited partnership unit                        $   4.19         $   1.95
                                                  ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               29,750           29,609
                                                  ========         ========




The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2001

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 2001        $4,800     75,264    $9,277,036     $9,281,836

Cash distributions              (1,050)      -         (103,950)      (105,000)

Net income                       1,260       -          124,712        125,972
                                ______     ______    __________     __________

Balance, March 31, 2001         $5,010     75,264    $9,297,798     $9,302,808
                                ======     ======    ==========     ==========


























The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                                  (Unaudited)
                                                      2001          2000
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $  125,972     $   58,536
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                   81,378        178,386
       (Gain) loss on sale of equipment, net         (43,107)        10,799
       (Increase) decrease in accounts
        receivable                                   (75,026)        15,333
       (Increase) decrease in due from related
        parties                                     (177,916)        23,689
       Increase (decrease) in lease rents paid
        in advance                                    25,755        (13,635)
       Increase (decrease) in accounts payable
        and accrued expenses                          16,294         19,833
       Increase (decrease) in due to related
        parties                                       11,085             76
                                                  __________     __________
                                                    (161,537)       234,481
                                                  __________     __________
        Net cash provided by (used in)
         operating activities                        (35,565)       293,017
                                                  __________     __________

Cash flows from investing activities:
     Proceeds from direct financing leases,
       net of earned income                          690,448        384,889
     Proceeds from sale of equipment                  98,004         27,709
                                                  __________     __________
        Net cash provided by investing activities    788,452        412,598
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                  (105,000)       (75,000)
                                                  __________     __________
        Net cash used in financing activities       (105,000)       (75,000)
                                                  __________     __________
     Increase in cash and cash equivalents           647,887        630,615
     Cash and cash equivalents, beginning
      of period                                    1,982,752      1,983,958
                                                  __________     __________
     Cash and cash equivalents, end of period     $2,630,639     $2,614,573
                                                  ==========     ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2001

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been pre-pared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

    The Fund also has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 4 to 59 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The net investment in direct financing leases as of March 31, 2001 is as follows:

          Minimum lease payments to be received        $5,225,000
          Unguaranteed residuals                          733,000
          Unearned rental income                         (442,000)
          Unearned residual income                        (95,000)
                                                       __________
                                                       $5,421,000
                                                       ==========

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of March 31, 2001 are as follows:

      Years Ending December 31             Operating     Direct Financing
      ________________________             _________     ________________

                2001                        $178,000        $2,235,000
                2002                         167,000         2,118,000
                2003                         117,000           799,000
                2004                            -               73,000
                                            ________        __________
                                            $462,000        $5,225,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31:
                                               2001                 2000
                                             ________             ________

          Management fee                     $21,176              $20,246
          Reimbursable costs                  33,151               36,470

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at March 31, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2001 and December 31, 2000 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $35,000 each subsequent to March 31, 2001 for the months ended January 31, February 28 and March 31, 2001 to all admitted partners as of January 31, February 28 and March 31, 2001.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $292,126 and $344,674 for the three months ended March 31, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 33% and 60% of total revenues for the first quarter of 2001 and 2000, respectively. The decrease in total revenues in 2001 was primarily attributable to the de-crease in rental income. Rental income decreased by approximately $112,000 because of equipment under operating leases that came off lease or terminated and was sold since the first quarter of 2000. The overall decrease in rev-enues was mitigated by the increase in earned income on direct financing leases. The Fund invested in direct financing leases subsequent to March 31, 2000 that caused the increase in earned income on direct financing leases during the three months ended March 31, 2001. Addition-ally, the Fund recognized a net gain on sale of equipment of $43,107 during the first quarter of 2001 compared to no net gain on sale of equipment recorded for the first quarter of 2000. The increase in this account also served to lower the overall decrease in revenues during 2001.

    Expenses were $166,154 and $286,138 for the three months ended
March 31, 2001 and 2000, respectively. Depreciation expense comprised 49% and 62% of total expenses during the first quarter of 2001 and 2000, respec-tively. The decrease in expenses was primarily related to the decrease in depreciation expense during the first quarter of 2001. Depreciation expense decreased because of equipment that came off lease or terminated and was sold subsequent to March 2000. Additionally, the decrease in general and administrative expense also contributed to the overall decrease in ex-penses in the first quarter of 2001. This account decreased because of the decrease in various expenses incurred to administer the Fund on a daily basis. Furthermore, the Fund had no net loss on sale of equipment during the quarter ended March 31, 2001 compared to $10,799 of net loss on sale of equipment incurred during the quarter ended March 31, 2001. The decrease in this account also served to decrease total expenses during the current quarter.

    For the three months ended March 31, 2001 and 2000, the Fund had net income of $125,972 and $58,536, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner, was $4.19 and $1.95 based on a weighted average number of equivalent limited partnership units outstanding of 29,750 and 29,609 for the three months ended March 31, 2001 and 2000, respectively.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (continued)

    The Fund generated cash from operations of $164,243 and $247,721 for the purpose of determining cash available for distribution during the quarter ended March 31, 2001 and 2000, respectively. There were no cash distributions made to partners during the first quarter of 2001 and 2000 for the three months ended March 31, 2001 and 2000. However, the General Partner declared and paid three cash distributions of $35,000 each during the first quarter of 2001 for the months ended October 31, November 30 and December 31, 2000. Subsequent to March 31, 2001, the General Partner de-clared and paid three cash distributions of $35,000 each to partners for the first quarter of 2001. Subsequent to March 31, 2000, the General Partner declared and paid three cash distributions of $25,000 each to partners for the first quarter of 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2001. As pro-vided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations which was not distributed to partners in prior periods.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 2001

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-15-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            5-15-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)