Form 10-Q
period 2001-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 2001-08-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

    1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
________________________________________________________________________
   (Address of principal executive offices)                (Zip code)

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2001                     2000
                                        ______________           _____________

Cash and cash equivalents                 $2,807,262               $1,982,752

Accounts receivable                          275,852                  209,878

Due from related parties                      79,626                   42,133

Net investment in direct financing
 leases                                    5,365,965                6,111,432

Equipment under operating leases
 (net of accumulated depreciation
 of $868,540 and $1,296,798,
 respectively)                               428,817                  603,611

Equipment held for sale or lease             431,255                  431,668
                                          __________               __________
       Total assets                       $9,388,777               $9,381,474
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   61,603               $   35,179

     Accounts payable and
      accrued expenses                        19,336                   36,415

     Due to related parties                    7,477                   28,044
                                          __________               __________
       Total liabilities                      88,416                   99,638

Partners' capital                          9,300,361                9,281,836
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,388,777               $9,381,474
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                                2001        2000          2001        2000
                                ____        ____          ____        ____

Income:
   Earned income on direct
    financing leases          $125,109    $126,476     $253,403    $234,417
   Rentals                      71,247     179,115      167,269     386,907
   Interest                     24,672      18,833       44,934      45,833
   Gain on sale of equipment,
    net                          3,152       6,800       46,259        -
   Other                         2,801      17,585        7,242      19,526
                              ________    ________     ________    ________

                               226,981     348,809      519,107     686,683
                              ________    ________     ________    ________

Expenses:
   Depreciation                 36,735     156,140      118,113     334,526
   General and administrative   32,181      18,996       62,630      59,233
   General and administrative
    to related party            35,289      34,726       68,440      71,196
   Management fee to related
    party                       20,223      21,219       41,399      41,465
   Loss on sale of equipment,
    net                           -           -            -          3,999
                              ________    ________     ________    ________
                               124,428     231,081      290,582     510,419
                              ________    ________     ________    ________

Net income                    $102,553    $117,728     $228,525    $176,264
                              ========    ========     ========    ========

Net income per equivalent
 limited partnership unit     $   3.41    $   3.94     $   7.60    $   5.89
                              ========    ========     ========    ========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period              29,801      29,650       29,776      29,629
                              ========    ========     ========    ========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                          STATEMENT OF PARTNERS' CAPITAL

                      For the six months ended June 30, 2001
                                   (Unaudited)

                                General      Limited Partners
                                Partner     Units       Amount         Total
                                _______     _____       ______         _____

Balance, January 1, 2001        $4,800     75,264    $9,277,036     $9,281,836

Cash distributions              (2,100)      -         (207,900)      (210,000)

Net income                       2,285       -          226,240        228,525
                                ______     ______    __________     __________

Balance, June 30, 2001          $4,985     75,264    $9,295,376     $9,300,361
                                ======     ======    ==========     ==========





























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                     2001          2000
                                                  __________    __________
Cash flows from operating activities:
     Net income                                   $  228,525    $  176,264
                                                  __________    __________
     Adjustments to reconcile net income to
      net cash provided by operating activities:
     Depreciation                                    118,113       334,526
     (Gain) loss on sale of equipment, net           (46,259)        3,999
     (Increase) decrease in accounts receivable      (65,974)      (37,164)
     (Increase) decrease in due from
      related parties                                (37,493)       22,186
     Increase (decrease) in lease rents paid
      in advance                                      26,424       (17,358)
     Increase (decrease) in accounts payable and
      accrued expenses                               (17,079)        2,949
     Increase (decrease) in due to related parties   (20,567)      (12,779)
                                                  __________    __________
                                                     (42,835)      296,359
                                                  __________    __________
     Net cash provided by operating activities       185,690       472,623
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases          (652,894)   (1,111,394)
     Proceeds from sale of equipment                 103,353        79,009
     Proceeds from direct financing leases,
      net of earned income                         1,398,361       871,574
                                                  __________    __________
     Net cash provided by (used in)
      investing activities                           848,820      (160,811)
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                  (210,000)     (150,000)
                                                  __________    __________
     Net cash used in financing activities          (210,000)     (150,000)
                                                  __________    __________
     Increase in cash and cash equivalents           824,510       161,812
     Cash and cash equivalents, beginning
      of period                                    1,982,752     1,983,958
                                                  __________    __________
     Cash and cash equivalents, end of period     $2,807,262    $2,145,770
                                                  ==========    ==========


The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                           NOTES TO FINANCIAL STATEMENTS
                                   June 30, 2001
                                    (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 10 to 59 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The net investment in direct financing leases as of June 30, 2001 is as follows:

        Minimum lease payments to be received          $5,094,000
        Unguaranteed residuals                            733,000
        Unearned rental income                           (379,000)
        Unearned residual income                          (82,000)
                                                       __________
                                                       $5,366,000
                                                       ==========

    The Fund's equipment on lease consists of equipment under operating leases. The Fund's operating leases are for initial lease terms of 36 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to re-view quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and com-petitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (Continued)

    equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of June 30, 2001 are as follows:

                                                                 Direct
             Years Ending December 31           Operating       Financing
             ________________________           _________      __________

                       2001                      $ 97,000      $1,665,000
                       2002                       167,000       2,468,000
                       2003                       117,000         888,000
                       2004                          -             73,000
                                                 ________      __________
                                                 $381,000      $5,094,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-

                       FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (Continued)

    ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2001 and 2000:

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               2001          2000         2001        2000
                               ____          ____         ____        ____

    Management fee           $20,223       $21,219      $41,399     $41,465
    Reimbursable costs        35,289        34,726       68,440      71,196

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at June 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at June 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid three cash distributions of $35,000 each subsequent to June 30, 2001 for the months ended April 30, May 31 and June 30, 2001 to all admitted partners as of April 30, May 31 and June 30, 2001.

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $226,981 and $348,809 for the three months ended June 30, 2001 and 2000, respectively and $519,107 and $686,683 for the six months ended June 30, 2001 and 2000, respectively. Rental income from the leasing of equipment accounted for 31% and 51% of total revenues for the second quarter of 2001 and 2000, respec-tively and 32% and 56% of total revenues for the six months ended June 30, 2001 and 2000, respectively. The decrease in total revenues in 2001 was primarily attributable to the decrease in rental income. Rental income de-creased approximately $220,000 in 2001 because of equipment that terminated and was sold since June 2000. The decrease in other income also contributed to the total decrease in revenues during the first six months of 2001. Other revenues decreased because of the decrease in transfer fees recognized for investor account transfers during the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The increase in net gain on sale of equipment served to mitigate the decrease in total revenues during the six months ended June 30, 2001. There was a net gain on sale of equipment of $46,259 recognized for the first six months of 2001 compared to no net gain on sale of equipment recognized for the same period in 2000. Additionally, the increase in earned income on direct financing leases also lowered the overall decrease in revenues during the first six months of 2001. The Fund invested in direct financing leases during late 2000 and the second quarter of 2001 causing earned income on direct financing leases to increase from $234,000 during the six months ended June 30, 2000 to $253,000 during the six months ended June 30, 2001.

    Expenses were $124,428 and $231,081 for the three months ended June 30, 2001 and 2000, respectively and $290,582 and $510,419 for the six months ended June 30, 2001 and 2000, respectively. Depreciation expense comprised 30% and 68% of total expenses for the second quarter of 2001 and 2000, respectively and 41% and 66% of total expenses for the six months ended
June 30, 2001 and 2000, respectively. The decrease in expenses during the six months ended June 30, 2001 was attributable to the decrease in deprecia-tion expense. Depreciation expense decreased because of equipment that ter-minated and was sold since June 2000.

    The Fund's net income was $102,553 and $117,728 for the three months ended June 30, 2001 and 2000, respectively and $228,525 and $176,264 for the six months ended June 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.41 and $3.94 based on a weighted average number of equivalent limited partnership units outstanding of 29,801 and 29,650 for the three months ended June 30, 2001 and 2000, respectively. The earn-ings per equivalent limited partnership unit, after earnings allocated to

                       FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

the General Partner, were $7.60 and $5.89 based on a weighted average number of equivalent limited partnership units outstanding of 29,776 and 29,629 for the six months ended June 30, 2001 and 2000, respectively.

    The Fund generated cash from operations of $136,136 and $267,068, for the purpose of determining cash available for distribution during the quarter ended June 30, 2001 and 2000, respectively. The Fund paid three cash distributions of $35,000 each subsequent to June 30, 2001 and 2000 for the three months ended June 30, 2001 and 2000, respectively for a total of $105,000 during each of these quarters. For the six months ended June 30, 2001 and 2000, the Fund generated $300,379 and $514,789, respectively of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $210,000 and $180,000 for the six months ended June 30, 2001 and 2000, respectively. The Fund paid three cash distribu-tions of $35,000 each during the first six months of 2001 and three cash distributions of $35,000 each subsequent to June 30, 2001. The Fund also paid three cash distributions of $35,000 during the first six months of 2001 for the months of October, November and December 2000. The Fund paid three cash distributions of $25,000 each during the first six months of 2000 and three cash distributions of $35,000 each subsequent to June 30, 2000. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2001. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to pur-chase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $652,894 and $1,111,394 in direct financ-ing leases during the six months ended June 30, 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 June 30, 2001

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-14-01     By:  /s/ Freddie M. Kotek
            _______          ___________________________
            Date             Freddie M. Kotek
                             President of
                             F.L. Partnership Management, Inc.
                             (Principal Operating Officer)




            8-14-01     By:  /s/ Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             F.L. Partnership Management, Inc.
                             (Principal Financial Officer)