Form 10-Q
period 2001-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 2001-11-13
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number: 0-18497

                        Fidelity Leasing Income Fund VI, L.P.
_______________________________________________________________________________
               (Exact name of registrant as specified in its charter)

             Delaware                                  23-2540929
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

     1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania  19103
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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)             (Audited)
                                         September 30,           December 31,
                                             2001                    2000
                                         _____________           ____________

Cash and cash equivalents                 $3,644,829               $1,982,752

Accounts receivable                          244,501                  209,878

Due from related parties                      37,301                   42,133

Net investment in direct financing
 leases                                    4,576,071                6,111,432

Equipment under operating leases
 (net of accumulated depreciation
 of $477,002 and $1,296,798,
 respectively)                               396,081                  603,611

Equipment held for sale or lease             431,255                  431,668
                                          __________               __________
       Total assets                       $9,330,038               $9,381,474
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   45,162               $   35,179

     Accounts payable and
      accrued expenses                        22,070                   36,415

     Due to related parties                    9,150                   28,044
                                          __________               __________
       Total liabilities                      76,382                   99,638

Partners' capital                          9,253,656                9,281,836
                                          __________               __________
       Total liabilities and
        partners' capital                 $9,330,038               $9,381,474
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   2001       2000          2001        2000
                                   ____       ____          ____        ____

Income:
     Earned income on direct
      financing leases            $106,871   $119,550      $360,274  $  353,967
     Rentals                        44,325    182,584       211,594     569,491
     Interest                       30,464     18,904        75,398      64,737
     Gain on sale of equipment,
      net                             -        53,644        46,259      49,645
     Other                           8,663     10,233        15,905      29,759
                                  ________   ________      ________  __________

                                   190,323    384,915       709,430   1,067,599
                                  ________   ________      ________  __________

Expenses:
     Depreciation                   32,735    130,823       150,848     465,349
     Write-down of equipment to
      net realizable value            -        16,000          -         16,000
     General and administrative     35,862     28,601        98,492      87,834
     General and administrative
      to related party              43,111     39,279       111,551     110,475
     Management fee to related
      party                         20,320     21,636        61,719      63,101
                                  ________   ________      ________  __________
                                   132,028    236,339       422,610     742,759
                                  ________   ________      ________  __________

Net income                        $ 58,295   $148,576      $286,820  $  324,840
                                  ========   ========      ========  ==========

Net income per equivalent
  limited partnership unit        $   1.93   $   4.96      $   9.53  $    10.85
                                  ========   ========      ========  ==========

Weighted average number of
  equivalent limited partnership
  units outstanding during the
  period                            29,716     29,691        29,756      29,649
                                  ========   ========      ========  ==========

     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2001

                                   (Unaudited)

                                General      Limited Partners
                                Partner     Units       Amount         Total
                                _______     _____       ______         _____

Balance, January 1, 2001        $4,800     75,264    $9,277,036     $9,281,836

Cash distributions              (3,150)      -         (311,850)      (315,000)

Net income                       3,150       -          283,670        286,820
                                ______     ______    __________     __________

Balance, September 30, 2001     $4,800     75,264    $9,248,856     $9,253,656
                                ======     ======    ==========     ==========























     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2001 and 2000

                                  (Unaudited)

                                                     2001          2000
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $  286,820     $  324,840
                                                 __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                   150,848        465,349
     Write-down of equipment to net
      realizable value                                 -            16,000
     Gain on sale of equipment, net                 (46,259)       (49,645)
     (Increase) decrease in accounts receivable     (34,623)      (105,889)
     (Increase) decrease in due from related
      parties                                         4,832         36,541
     Increase (decrease) in lease rents paid
      in advance                                      9,983        (61,918)
     Increase (decrease) in accounts payable and
      accrued expenses                              (14,345)         1,724
     Increase (decrease) in due to related
      parties                                       (18,894)           537
                                                 __________     __________
                                                     51,542        302,699
                                                 __________     __________
     Net cash provided by operating activities      338,362        627,539
                                                 __________     __________
Cash flows from investing activities:
     Investment in direct financing leases         (652,894)    (1,551,816)
     Proceeds from sale of equipment                103,355        177,447
     Proceeds from direct financing leases,
      net of earned income                        2,188,254      1,377,346
                                                 __________     __________
     Net cash provided by investing activities    1,638,715          2,977
                                                 __________     __________
Cash flows from financing activities:
     Distributions                                 (315,000)      (255,000)
     Redemption of capital                             -              -
                                                 __________     __________
     Net cash used in financing activities         (315,000)      (255,000)
                                                 __________     __________
     Increase in cash and cash equivalents        1,662,077        375,516
     Cash and cash equivalents, beginning
      of period                                   1,982,752      1,983,958
                                                 __________     __________
     Cash and cash equivalents, end of period    $3,644,829     $2,359,474
                                                 ==========     ==========
     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2001

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 19 to 59 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of Septem-ber 30, 2001 is as follows (unaudited):

          Minimum lease payments to be received          $4,189,000
          Unguaranteed residuals                            733,000
          Unearned rental income                           (278,000)
          Unearned residual income                          (68,000)
                                                         __________

                                                         $4,576,000
                                                         ==========

    The Fund also has equipment under operating leases. The Fund's operating leases are for initial lease terms of 58 to 60 months. Generally, operat-ing leases will not recover all of the undepreciated cost and related ex-penses of its rental equipment during the initial lease terms and the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this re-

                      FIDELITY LEASING INCOME FUND VI, L.P.

1.  EQUIPMENT LEASED (Continued)

    view. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, there was no write-down of equipment to net realizable value for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, $16,000 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the port-folio in subsequent years.

    The future approximate minimum rentals to be received on noncancellable operating and direct financing leases as of September 30, 2001 are as follows (unaudited):

                                                                  Direct
                 Years Ending December 31      Operating         Financing
                 ________________________      _________         _________

                           2001                 $ 44,000        $  821,000
                           2002                  167,000         2,421,000
                           2003                  117,000           874,000
                           2004                     -               73,000
                                                ________        __________
                                                $328,000        $4,189,000
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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2001 and 2000 (unaudited):

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               2001         2000             2001        2000
                               ____         ____             ____        ____

       Management fee         $20,320      $21,636         $ 61,719    $ 63,101
       Reimbursable costs      43,111       39,279          111,551     110,475

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2001 and December 31, 2000 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 2001 and December 31, 2000 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid three cash distributions of $35,000 each subsequent to September 30, 2001 for each of the months ended July 31, August 31 and September 30, 2001 for an aggregate of $105,000 to all admitted partners as of July 31, August 31 and September 30, 2001.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $190,323 and $384,915 for the three months ended September 30, 2001 and 2000, respectively, and $709,430 and $1,067,599 for the nine months ended September 30, 2001 and 2000, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 79% and 78% of total revenues for the third quarter of 2001 and 2000, respectively and 81% and 86% of total revenues for the nine months ended September 30, 2001 and 2000, respectively. The de-crease in total revenues in 2001 was primarily attributable to the decrease in rental income. During the nine months ended September 30, 2001, rental income decreased by approximately $358,000 because of equipment that terminated and was sold during 2000 and 2001. Additionally, the decrease in other income also contributed to the overall decrease in revenues during the nine months ended September 30, 2001. Other income decreased because of a reduction in transfer fees received for investor account transfers in 2001 compared to 2000.

    Expenses were $132,028 and $236,339 for the three months ended Septem-ber 30, 2001 and 2000, respectively, and $422,610 and $742,759 for the nine months ended September 30, 2001 and 2000, respectively. Depreciation expense comprised 25% and 55% of total expenses for the third quarter of 2001 and 2000, respectively and 36% and 63% of total expenses for the nine months ended September 30, 2001 and 2000, respectively. The decrease in expenses for the nine months ended September 30, 2001 was primarily related to the decrease in depreciation expense resulting from equipment that terminated and was sold during 2000 and 2001. Additionally, the decrease in write-down of equipment to net realizable value contributed to the overall decrease in expenses in 2001. Based upon the quarterly review of the recoverability of the undepreciated cost of rental equipment, there was no charge to write-down of equipment to net realizable value during the nine months ended September 30, 2001 compared to $16,000 for the nine months ended September 30, 2000. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.

    The Fund's net income was $58,295 and $148,576 for the three months ended September 30, 2001 and 2000, respectively, and $286,820 and $324,840 for the nine months ended September 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $1.93 and $4.96 based on a weighted average number of equivalent limited partnership units outstanding of 29,716 and 29,691 for the three months ended September 30, 2001 and 2000, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $9.53 and $10.85 based on a weighted average number of equivalent limited partnership units outstanding of 29,756 and 29,649 for the nine months ended September 30, 2001 and 2000, respectively.

                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

    The Fund generated cash from operations of $91,030 and $241,755, for the purpose of determining cash available for distribution, during the quarters ended September 30, 2001 and 2000, respectively. The Fund paid three cash distributions of $35,000 each subsequent to both September 30, 2001 and 2000 for the three months ended September 30, 2001 and 2000. For the nine months ended September 30, 2001 and 2000, the Fund generated $391,409 and $756,544 of cash from operations, for the purpose of determining cash available for dis-tribution. The General Partner declared cash distributions totaling $315,000 and $285,000 for the nine months ended September 30, 2001 and 2000, respec-tively. The Fund paid six cash distributions of $35,000 each during the nine months ended September 30, 2001 and three cash distributions of $35,000 each subsequent to September 30, 2001 for the nine months ended September 30, 2001. The Fund also paid three cash distributions of $35,000 each during the first nine months of 2001 for the months of October, November and December 2000.
The Fund paid three cash distributions of $25,000 each and three cash dis-tributions of $35,000 each during the nine months ended September 30, 2000 and three cash distributions of $35,000 each subsequent to September 30, 2000 for the nine months ended September 30, 2000. For financial statement pur-poses, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2001. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. The Fund invested $652,894 and $1,551,816 in direct financing leases during the first nine months of 2001 and 2000, respectively.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 2001

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

                       FIDELITY LEASING INCOME FUND VI, L.P.




         11-13-01    By:  Freddie M. Kotek
         ________         _____________________________
           Date           Freddie M. Kotek
                          President of F.L. Partnership Management, Inc.
                          (Principal Operating Officer)




         11-13-01    By:  Marianne T. Schuster
         ________         _____________________________
           Date           Marianne T. Schuster
                          Vice President of F.L. Partnership Management, Inc.
                          (Principal Financial Officer)