Form 10-K
period 2001-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 2002-04-01
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2001

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

   1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
______________________________________________________________________
    (Address of principal executive offices)           (Zip Code)

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

The number of outstanding limited partnership units of the Registrant at December 31, 2001 is 75,264.

There is no public market for these securities.

The index of Exhibits is located on page 12.

                                    PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the "Fund"), a Delaware limited partnership, was organized in 1989 and acquires computer equipment including printers, tape and disk storage devices, data communications equipment, computer terminals, technical workstations, networking equipment, as well as other electronic equipment that is leased to third parties on a short-term basis. The Fund's principal objective is to generate leasing revenues for distribution. The Fund manages the equipment, releasing or disposing of equip-ment as it comes off lease in order to achieve its principal objective. The Fund does not borrow funds to purchase equipment.

     The Fund generally acquires equipment subject to a lease. Purchases of equipment for lease are typically made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment or from the manufacturer either pursuant to a purchase agreement relating to significant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment leasing industry is highly competitive. The Fund competes with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which have greater financial resources than the Fund. Other leasing companies and equipment manufacturers and distributors may be in a position to offer equipment to prospective lessees on financial terms which are more favorable than those which the Fund can offer. They may also be in a position to offer trade-in-privileges, maintenance contracts and other services that the Fund may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms and conditions (such as liberal financing terms and exchange privileges) that will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages that certain of its competitors may have, the Fund may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2001, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 2001:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      PCB Assembly Equipment                    $775,391            87.80%
      Tape Storage Systems                        97,693            11.06
      Technical Workstations and Terminals        10,034             1.14
                                                ________           ______
      Totals                                    $883,118           100.00%
                                                ========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Network Communications                  $5,068,752            55.36%
      Disk Storage Systems                     1,876,371            20.49
      PCB Assembly Equipment                   1,162,822            12.70
      Electron Microscopes                       964,081            10.53
      Printers                                    84,546             0.92
                                              __________           ______
      Totals                                  $9,156,572           100.00%
                                              ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2001:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Manufacturing/Refining                    $775,391            87.80%
      Diversified Financial/Banking/Insurance     97,693            11.06
      Telephone/Telecommunications                10,034             1.14
                                                ________           ______
      Totals                                    $883,118           100.00%
                                                ========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Retailing/Consumer Goods                $5,765,064            62.96%
      Manufacturing/Refining                   2,212,459            24.16
      Computers/Data Processing                1,069,464            11.68
      Education                                   71,516             0.78
      Diversified Financial/Banking/Insurance     38,069             0.42
                                              __________           ______
      Totals                                  $9,156,572           100.00%
                                              ==========           ======

Average Initial Term of Leases (in months):  37


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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2001

              Limited Partnership Interests            2,706
              General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            2001         2000         1999         1998         1997
Total Income               $886,390   $1,369,434   $1,844,586   $6,764,079   $4,765,095
Net Income                  333,548      412,064      429,662      245,744      423,226
Distributions to Partners   420,000      360,000      300,000      300,000      300,011
Net Income per
 Equivalent Limited
 Partnership Unit             10.42        13.75        14.42         8.18        14.22
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                    29,713       29,679       29,502       29,663       29,471

                                                  December 31,
                            2001         2000         1999         1998         1997
Total Assets             $9,296,409   $9,381,474   $9,389,226   $9,392,891   $9,845,711
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)        801,290    1,035,279    1,756,936    2,744,228    5,186,967
Net Investment in
 Direct Financing Leases  4,008,473    6,111,432    5,426,656    3,545,522      126,057
Limited Partnership
 Units                       75,264       75,264       75,264       75,294       75,294
Limited Partners              2,706        2,692        2,678        2,670        2,665

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $886,390,
$1,369,434 and $1,844,586 for the years ended December 31, 2001, 2000 and
1999, respectively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 81%, 88% and 77% of total revenues in 2001, 2000 and 1999, respectively. The decrease in total revenues in 2001 and 2000 was primarily attributable to the decrease in rental income. In 2001, rental income decreased by approximately $442,000 because of equipment that terminated and was sold during both 2001 and 2000. This decrease was mitigated by $7,000 of rents generated on equipment purchased during 2001.
In 2000, rental income decreased by approximately $297,000 because of equipment that came off lease or terminated and was sold during both 2000 and 1999. Additionally, the fluctuation in earned income on direct financing leases also contributed to the decrease in total revenues in 2001 and mitigated the de-crease in total revenues in 2000. The decrease in this account in 2001 and the increase in this account in 2000 resulted from the net effect of the amortiza-tion of the unearned income using the interest method and the earned income recognized on new investments in direct financing leases made in 2001, 2000 and 1999. The Fund invested $919,992, $2,669,441 and $3,699,167 in direct financing leases during the years ended December 31, 2001, 2000 and 1999, respectively. The variation in interest income also affected the overall decrease in revenues in 2001 and 2000. Interest income increased in 2001 and decreased in 2000 because of fluctuating cash balances available for investment by the Fund as a result of the amount of funds invested in direct financing leases during the years ended December 31, 2001, 2000 and 1999. Furthermore, the Fund recognized a net gain on sale of equipment of $46,260, $52,789 and $226,430 for the years ended December 31, 2001, 2000 and 1999, respectively. The change in this account contributed to the overall decrease in revenues in 2001 and 2000, as well.

     Expenses were $552,842, $957,370 and $1,414,924 for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation expense comprised 34%, 60% and 56% of total expenses in 2001, 2000 and 1999, respectively.
The decrease in expenses in 2001 and 2000 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2001 and 2000 because of equipment that came off lease or terminated and was sold during 2001 and 2000. The decrease in write-down of equipment to net realizable value also contributed to the decrease in total expenses in both 2001 and 2000. Currently, the Fund's practice is to review the recoverability of its undepre-ciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. There was no charge to write-down of equipment to net realizable value for the year ended December 31, 2001. In 2000 and 1999, approximately $16,000 and $174,000, respectively, was charged to write-down of equipment to net realizable value. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only rec-ognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years. General and administrative expense increased during the twelve months ended December 31,

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

2001 and decreased during the twelve months ended December 31, 2000 because of the variation in the expenses incurred for the daily operations of the Fund. General and administrative expense to related party decreased between 2001, 2000 and 1999 as a result of a decrease in expenses charged by the General Partner or its parent company for services and materials provided to the Fund during these years.

     The Fund's net income was $333,548, $412,064 and $429,662 for the years ended December 31, 2001, 2000 and 1999, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.42, $13.75 and $14.42 for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average number of equivalent limited partnership units outstanding were 29,713, 29,679 and 29,502 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Fund generated cash from operations, for the purpose of determining cash available for distribution, of $474,217, $950,373 and $1,164,825 during the years ended December 31, 2001, 2000 and 1999, respectively. The Fund distributed $315,000, $285,000 and $225,000 of those amounts during the period April 1 through December 31, 2001, 2000 and 1999, respectively. During the first quarter of 2002, 2001 and 2000, the Fund distributed $2,070,000, $105,000 and $75,000 to partners, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. The Fund purchased $10,034 of equipment under operating leases during 2001. There was no equip-ment purchased subject to operating leases in 2000 and 1999. The Fund in-vested in $919,992, $2,669,441 and $3,699,167 of direct financing leases during the twelve months ended December 31, 2001, 2000 and 1999, respectively.

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

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 49, Chairman, President and Chief Executive Officer of LEAF since November 2001. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1996 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     EDWARD E. COHEN, age 62, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990, President of Resource America since 2000 and Chief Executive Officer and a Director of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 31, Director of LEAF since November 2001. Execu-tive Vice President of Resource America since 2001, Senior Vice President of Resource America from 1999 to 2001. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate investment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 42, Vice President and a Director of LEAF since November 2001. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 46, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1995.

     MARIANNE T. SCHUSTER, age 43, Vice President and Treasurer of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2001:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            LEAF Financial
             Corporation               General Partner       $82,896(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        7,319.30 (1)

           Odd Lot Liquidity Fund, LLC        7,319.30 (2)

           Sierra Fund 4, LLC                 7,319.30 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 3,992.74 units and 3,326.56 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 3,992.74 units and beneficial ownership of 3,326.56 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 3,326.56 units and beneficial ownership of 3,992.74 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

     (b) In 1989, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of LEAF Financial Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

     return; thereafter 10%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c) There are no arrangements known to the Fund that would, at any subsequent date, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2001, the Fund was charged by the General Partner $82,896 of management fees. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2001, the General Partner received $4,200 of cash distributions.

     The Fund incurred $158,110 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2001.

                                      PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

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

                  FIDELITY LEASING INCOME FUND VI, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit S. DeMent
                  By:  ___________________________
                       Crit S. DeMent, Chairman and President

Dated March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-28-02
Crit S. DeMent                 and President of LEAF Financial
                               Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  Vice President and Director of            3-28-02
Miles Herman                   LEAF Financial Corporation



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-28-02
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President and Treasurer of           3-28-02
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2001 and 2000             F-3

          Statements of Operations for the years ended
           December 31, 2001, 2000 and 1999                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2001, 2000 and 1999                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2001, 2000 and 1999                           F-6

          Notes to Financial Statements                             F-7 - F-13



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial state-ments are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 14, 2002

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                      2001                2000
       Cash and cash equivalents                   $4,177,291          $1,982,752

       Accounts receivable                            291,958             209,878

       Due from related parties                        17,397              42,133

       Net investment in direct financing
        leases                                      4,008,473           6,111,432

       Equipment under operating leases
        (net of accumulated depreciation
        of $513,083 and $1,296,798,
        respectively)                                 370,035             603,611

       Equipment held for sale or lease               431,255             431,668
                                                   __________          __________

               Total assets                        $9,296,409          $9,381,474
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   55,888          $   35,179

             Accounts payable and
              accrued expenses                         19,889              36,415

             Due to related parties                    25,248              28,044
                                                   __________          __________

                Total liabilities                     101,025              99,638

       Partners' capital                            9,195,384           9,281,836
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $9,296,409          $9,381,474
                                                   ==========          ==========




The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                     STATEMENTS OF OPERATIONS

                                                For the years ended December 31,

                                                2001         2000           1999

Income:
  Earned income on direct
   financing leases                            $455,118   $  504,019     $  420,461
  Rentals                                       261,002      696,191        992,807
  Interest                                      104,399       80,988        161,923
  Gain on sale of equipment, net                 46,260       52,789        226,430
  Other                                          19,611       35,447         42,965
                                               ________   __________     __________
                                                886,390    1,369,434      1,844,586
                                               ________   __________     __________

Expenses:
  Depreciation                                  186,929      575,098        788,056
  Write-down of equipment to
   net realizable value                            -          16,000        173,537
  General and administrative                    124,907      118,804        147,586
  General and administrative to
   related party                                158,110      162,886        212,510
  Management fee to related party                82,896       84,582         93,235
                                               ________   __________     __________
                                                552,842      957,370      1,414,924
                                               ________   __________     __________

Net income                                     $333,548   $  412,064     $  429,662
                                               ========   ==========     ==========

Net income per equivalent
 limited partnership unit                      $  10.42   $    13.75     $    14.42
                                               ========   ==========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               29,713       29,679         29,502
                                               ========   ==========     ==========










The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENT OF PARTNERS' CAPITAL

                    For the years ended December 31, 2001, 2000 and 1999


                                     General        Limited Partners
                                     Partner       Units        Amount          Total
                                     _______       ____________________         _____
Balance, January 1, 1999            $ 2,982       75,294     $9,100,664       $9,103,646

Cash distributions                   (3,000)        -          (297,000)        (300,000)

Redemptions                            -             (30)        (3,536)          (3,536)

Net income                            4,297         -           425,365          429,662
                                    _______       ______     __________       __________

Balance, December 31, 1999            4,279       75,264      9,225,493        9,229,772

Cash distributions                   (3,600)        -          (356,400)        (360,000)

Net income                            4,121         -           407,943          412,064
                                    _______       ______     __________       __________

Balance, December 31, 2000            4,800       75,264      9,277,036        9,281,836

Cash distributions                   (4,200)        -          (415,800)        (420,000)

Net income                           23,850         -           309,698          333,548
                                    _______       ______     __________       __________

Balance, December 31, 2001          $24,450       75,264     $9,170,934       $9,195,384
                                    =======       ======     ==========       ==========











The accompanying notes are an integral part of this financial statement.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                   2001          2000         1999
Cash flows from operating activities:
  Net income                                   $  333,548    $  412,064   $  429,662
                                               __________    __________   __________
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation                                    186,929       575,098      788,056
  Write-down of equipment to net
   realizable value                                  -           16,000      173,537
  Gain on sale of equipment, net                  (46,260)      (52,789)    (226,430)
  (Increase) decrease in accounts receivable      (82,080)      (24,743)     (82,472)
  (Increase) decrease in due from
   related parties                                 24,736        (5,592)      71,610
  Increase (decrease) in lease rents paid in
   advance                                         20,709       (57,480)      47,448
  Increase (decrease) in accounts payable
   and accrued expenses                           (16,526)       (4,417)      (8,888)
  Increase (decrease) in due to related parties    (2,796)        2,081     (137,503)
  Increase (decrease) in accounts payable -
   equipment                                         -             -         (30,848)
                                               __________    __________   __________
                                                   84,712       448,158      594,510
                                               __________    __________   __________
  Net cash provided by operating activities       418,260       860,222    1,024,172
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                        (10,034)         -            -
  Investment in direct financing leases          (919,992)   (2,669,441)  (3,699,167)
  Proceeds from direct financing leases,
   net of earned income                         3,022,951     1,984,665    1,818,032
  Proceeds from sale of equipment                 103,354       183,348      252,130
                                               __________    __________   __________
  Net cash provided by (used in)
   investing activities                         2,196,279      (501,428)  (1,629,005)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                  (420,000)     (360,000)    (300,000)
  Redemptions of capital                             -             -          (3,536)
                                               __________    __________   __________
  Net cash used in financing activities          (420,000)     (360,000)    (303,536)
                                               __________    __________   __________

Increase (decrease) in cash and
 cash equivalents                               2,194,539        (1,206)    (908,369)
Cash and cash equivalents, beginning of year    1,982,752     1,983,958    2,892,327
                                               __________    __________   __________
Cash and cash equivalents, end of year         $4,177,291    $1,982,752   $1,983,958
                                               ==========    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the Fund) was formed in January 1989. In December 2001, the General Partner's Certificate of Incorporation was amended to change the name of the General Partner of the Fund from F.L. Partnership Management, Inc. to LEAF Financial Corporation (LEAF). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource Amer-ica). The Fund is managed by the General Partner. The Fund's limited partner-ship interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equipment, computer terminals, technical workstations and net-working equipment, as well as other electronic equipment, that is leased to third parties throughout the United States on a short-term basis.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases

     The Fund's leasing operations consist of both direct financing and operating leases. Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equip-ment cost) is recognized over the life of the lease using the interest method.

     Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equip-ment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

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

4.  EQUIPMENT LEASED

     The Fund's direct financing leases are for initial lease terms ranging from 8 to 59 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The approximate net investment in direct financing leases as of Decem-ber 31, 2001 is as follows:

              Minimum lease payments to be received            $3,449,000
              Unguaranteed residuals                              812,000
              Unearned rental income                             (196,000)
              Unearned residual income                            (57,000)
                                                               __________
                                                               $4,008,000
                                                               ==========

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 3 to 60 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the year ended December 31, 2001. In 2000 and 1999, approximately $16,000 and $174,000, respectively, was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

                      FIDELITY LEASING INCOME FUND VI, L.P.

4.  EQUIPMENT LEASED (Continued)

     The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of December 31 are as follows:

                                             Direct
                                           Financing       Operating

                    2002                  $2,533,000        $189,000
                    2003                     843,000         117,000
                    2004                      73,000            -
                                          __________        ________
                                          $3,449,000        $306,000
                                          ==========        ========

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        2001        2000         1999

        Management fee                $ 82,896    $ 84,582     $ 93,235
        Reimbursable costs             158,110     162,886      212,510

    During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

                      FIDELITY LEASING INCOME FUND VI, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

     Amounts due from related parties at December 31, 2001 and 2000 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2001 and 2000 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2001, three customers accounted for 45%, 22% and 19% of the Fund's rental income. For the year ended December 31, 2000, five customers accounted for 21%, 18%, 16%, 14% and 13% of the Fund's rental income. For the year ended December 31, 1999, three customers accounted for 14%, 13% and 10% of the Fund's rental income and two customers accounted for 12% each of the Fund's rental income.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2001           2000           1999
                      March                  $105,000       $ 75,000       $ 75,000
                      June                    105,000         75,000         75,000
                      September               105,000        105,000        100,000
                      December                105,000        105,000         50,000
                                             ________       ________       ________
                                             $420,000       $360,000       $300,000
                                             ========       ========       ========

     In addition, the General Partner declared and paid two cash distri-butions of $35,000 each and one cash distribution of $2,000,000 in February 2002 for each of the months ended October 31, November 30 and December 31, 2001, for an aggregate of $2,070,000 to all admitted partners as of October 31, November 30 and December 31, 2001.

                      FIDELITY LEASING INCOME FUND VI, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2001 and 2000:


                                                                  2001
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 94,844   $106,871   $125,109   $128,294
     Rentals                                     49,409     44,325     71,247     96,022
     Interest                                    29,001     30,464     24,672     20,262
     Gain on sale of equipment, net                -          -         3,152     43,107
     Other                                        3,706      8,663      2,801      4,441
                                               ________   ________   ________   ________

   Total income                                 176,960    190,323    226,981    292,126
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                36,081     32,735     36,735     81,378
     General and administrative                  26,415     35,862     32,181     30,449
     General and administrative to
      related party                              46,559     43,111     35,289     33,151
     Management fee to related party             21,177     20,320     20,223     21,176
                                               ________   ________   ________   ________

   Total expenses                               130,232    132,028    124,428    166,154
                                               ________   ________   ________   ________

   Net income                                  $ 46,728   $ 58,295   $102,553   $125,972
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $    .89   $   1.93   $   3.41   $   4.19
                                               ========   ========   ========   ========

                      FIDELITY LEASING INCOME FUND VI, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2000
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $150,052   $119,550   $126,476   $107,941
     Rentals                                    126,700    182,584    179,115    207,792
     Interest                                    16,251     18,904     18,833     27,000
     Gain on sale of equipment, net               3,144     53,644      6,800       -
     Other                                        5,688     10,233     17,585      1,941
                                               ________   ________   ________   ________

   Total income                                 301,835    384,915    348,809    344,674
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                               109,749    130,823    156,140    178,386
     Write-down of equipment to
      net realizable value                         -        16,000       -          -
     General and administrative                  30,970     28,601     18,996     40,237
     General and administrative to
      related party                              52,411     39,279     34,726     36,470
     Management fee to related party             21,481     21,636     21,219     20,246
     Loss on sale of equipment, net                -          -          -        10,799
                                               ________   ________   ________   ________

   Total expenses                               214,611    236,339    231,081    286,138
                                               ________   ________   ________   ________

   Net income                                  $ 87,224   $148,576   $117,728   $ 58,536
                                               ========   ========   ========   ========

   Net income per equivalent limited
    partnership unit                           $   2.90   $   4.96   $   3.94   $   1.95
                                               ========   ========   ========   ========