Form 10-Q
period 2002-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 2002-05-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

   1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103
____________________________________________________________________________
       (Address of principal executive offices)               (Zip code)

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2002                     2001
                                        ______________           _____________

Cash and cash equivalents                 $2,956,525               $4,177,291

Accounts receivable                          298,006                  291,958

Due from related parties                     118,080                   17,397

Net investment in direct financing
 leases                                    3,093,661                4,008,473

Equipment under operating leases
 (net of accumulated depreciation
 of $552,508 and $513,083, respectively)     340,644                  370,035

Equipment held for sale or lease             421,221                  431,255
                                          __________               __________
       Total assets                       $7,228,137               $9,296,409
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   42,591               $   55,888

     Accounts payable and
      accrued expenses                        33,657                   19,889

     Due to related parties                   14,431                   25,248
                                          __________               __________
       Total liabilities                      90,679                  101,025

Partners' capital                          7,137,458                9,195,384
                                          __________               __________
       Total liabilities and
        partners' capital                 $7,228,137               $9,296,409
                                          ==========               ==========



The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001

                                  (Unaudited)

                                                    2002             2001
                                                  ________         ________

Income:
     Earned income on direct financing
      leases                                      $ 79,753         $128,294
     Rentals                                        49,183           96,022
     Interest                                       24,899           20,262
     Gain on sale of equipment, net                   -              43,107
     Other                                           1,618            4,441
                                                  ________         ________

                                                   155,453          292,126
                                                  ________         ________

Expenses:
     Depreciation                                   39,425           81,378
     General and administrative                     38,966           30,449
     General and administrative to
      related party                                 43,043           33,151
     Management fee to related party                21,945           21,176
                                                  ________         ________
                                                   143,379          166,154
                                                  ________         ________

Net income                                        $ 12,074         $125,972
                                                  ========         ========

Net income per equivalent
  limited partnership unit                        $   0.24         $   4.19
                                                  ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               26,830           29,750
                                                  ========         ========






The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2002

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 2002        $24,450    75,264    $9,170,934     $9,195,384

Cash distributions              (20,700)     -       (2,049,300)    (2,070,000)

Net income                        5,700      -            6,374         12,074
                                _______    ______    __________     __________

Balance, March 31, 2002         $ 9,450    75,264    $7,128,008     $7,137,458
                                =======    ======    ==========     ==========




























The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                  (Unaudited)
                                                      2002          2001
                                                    ________      ________
Cash flows from operating activities:
     Net income                                   $   12,074     $  125,972
                                                  __________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
       Depreciation                                   39,425         81,378
       (Gain) loss on sale of equipment, net            -           (43,107)
       (Increase) decrease in accounts
        receivable                                    (6,048)       (75,026)
       (Increase) decrease in due from related
        parties                                     (100,683)      (177,916)
       Increase (decrease) in lease rents paid
        in advance                                   (13,297)        25,755
       Increase (decrease) in accounts payable
        and accrued expenses                          13,768         16,294
       Increase (decrease) in due to related
        parties                                      (10,817)        11,085
                                                  __________     __________
                                                     (77,652)      (161,537)
                                                  __________     __________
        Net cash used in operating activities        (65,578)       (35,565)
                                                  __________     __________

Cash flows from investing activities:
     Proceeds from direct financing leases,
       net of earned income                          914,812        690,448
     Proceeds from sale of equipment                    -            98,004
                                                  __________     __________
        Net cash provided by investing activities    914,812        788,452
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                (2,070,000)      (105,000)
                                                  __________     __________
        Net cash used in financing activities     (2,070,000)      (105,000)
                                                  __________     __________
     Increase (decrease) in cash and
      cash equivalents                            (1,220,766)       647,887
     Cash and cash equivalents, beginning
      of period                                    4,177,291      1,982,752
                                                  __________     __________
     Cash and cash equivalents, end of period     $2,956,525     $2,630,639
                                                  ==========     ==========



The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2002

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 7 to 59 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2002 is as follows (unaudited):

          Minimum lease payments to be received        $2,450,000
          Unguaranteed residuals                          812,000
          Unearned rental income                         (127,000)
          Unearned residual income                        (41,000)
                                                       __________
                                                       $3,094,000
                                                       ==========

    Equipment on lease consists of equipment under operating leases. The Fund's operating leases are for initial lease terms of 7 to 59 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment.
    Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its unde-preciated cost. Recent and anticipated technological developments af-fecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only rec-ognizes gains upon actual sale of its rental equipment.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


1.  EQUIPMENT LEASED (continued)

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of March 31, 2002 are as follows:


      Years Ending December 31        Direct Financing       Operating
      ________________________        ________________       _________

                2002                     $1,563,000           $147,000
                2003                        814,000            117,000
                2004                         73,000               -
                                         __________           ________
                                         $2,450,000           $264,000
                                         ==========           ========

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 5% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter, equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  RELATED PARTY TRANSACTIONS (continued)

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2002 and 2001 (unaudited):

                                               2002              2001
                                             ________          ________

          Management fee                     $21,945           $21,176
          Reimbursable costs                  43,043            33,151

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. ("TBI"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at March 31, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2002 and December 31, 2001 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions of $35,000, $35,000 and $500,000 subsequent to March 31, 2002 for the months ended January 31, February 28 and March 31, 2002 to all admitted partners as of January 31, February 28 and March 31, 2002.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $155,453 and $292,126 for the three months ended March 31, 2002 and 2001, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 83% and 77% of total revenues for the first quarter of 2002 and 2001, respectively. The decrease in total revenues in 2002 was partially attributable to the decrease in earned income on direct financing leases. The decrease in this account resulted from the monthly amortization of unearned income using the interest method. Addi-tionally, the early termination of certain direct financing leases in the last six months of 2001 and the first quarter of 2002 also accounted for the decrease in earned income on direct financing leases during the three months ended March 31, 2002. The decrease in rental income also contributed to the overall decrease in revenues during the first quarter of 2002. Rental income decreased by approximately $47,000 during the three months ended March 31, 2002 because of equipment under operating leases that terminated and was sold subsequent to March 2001. Furthermore, the decrease in net gain on sale of equipment accounted for a portion of the total decrease in revenues during the first quarter of 2002. There was no net gain on sale of equipment recognized for the three months ended March 31, 2002 compared to $43,107 recognized for the three months ended March 31, 2001.

    Expenses were $143,379 and $166,154 for the three months ended
March 31, 2002 and 2001, respectively. Depreciation expense comprised 27% and 49% of total expenses during the first quarter of 2002 and 2001, respec-tively. The decrease in expenses was primarily related to the decrease in depreciation expense during the first quarter of 2002. Depreciation expense decreased because of equipment that terminated and was sold subsequent to March 2001. The increase in general and administrative expense reduced the overall decrease in expenses in the first quarter of 2002. This account increased approximately $9,000 because of the increase in various expenses incurred to administer the Fund on a daily basis. Additionally, general and administrative expense to related party increased approximately $10,000 during the first quarter of 2002 because of the increase in expenses incurred by the General Partner to manage the Fund. The increase in this account also reduced the amount of the overall decrease in expenses in the first three months of 2002 compared to the same period in 2001.

    For the three months ended March 31, 2002 and 2001, the Fund had net income of $12,074 and $125,972, respectively. The net income per equiva-lent limited partnership unit, after net income allocated to the General Partner, was $0.24 and $4.19 based on a weighted average number of equivalent limited partnership units outstanding of 26,830 and 29,750 for the three months ended March 31, 2002 and 2001, respectively.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (continued)

    The Fund generated cash from operations of $51,499 and $164,243 for the purpose of determining cash available for distribution during the quarter ended March 31, 2002 and 2001, respectively. There were no cash distributions paid to partners during the first quarter of 2002 and 2001 for the three months ended March 31, 2002 and 2001. However, the General Partner declared and paid cash distributions of $35,000, $35,000 and $2,000,000 during the first quarter of 2002 for the months ended October 31, November 30 and December 31, 2001, respectively. Subsequent to March 31, 2002, the General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $500,000 to partners totaling $570,000 for the first quarter of 2002. Subsequent to March 31, 2001, the General Partner declared and paid three cash distributions of $35,000 each to part-ners totaling $105,000 for the first quarter of 2001. The Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2002 that exceeded the amount of cash available from operations for this period. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2002. As pro-vided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods and for lease terms consistent with the plan of dissolution.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Part II:  Other Information


                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 2002

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

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             and President of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             Vice President and Director of
                             LEAF Financial Corporation



            5-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President and Treasurer of
                             LEAF Financial Corporation
                             (Principal Financial Officer)