Form 10-Q
period 2002-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 2002-11-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS

                                     ASSETS

                                          (Unaudited)             (Audited)
                                         September 30,           December 31,
                                             2002                    2001
                                         _____________           ____________

Cash and cash equivalents                 $3,831,307               $4,177,291

Accounts receivable                          121,533                  291,958

Due from related parties                      16,185                   17,397

Net investment in direct financing
 leases                                      938,311                4,008,473

Equipment under operating leases
 (net of accumulated depreciation
 of $607,945 and $513,083, respectively)     265,139                  370,035

Equipment held for sale or lease             431,255                  431,255
                                          __________               __________
       Total assets                       $5,603,730               $9,296,409
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   52,602               $   55,888

     Accounts payable and
      accrued expenses                        46,889                   19,889

     Due to related parties                    9,660                   25,248
                                          __________               __________
       Total liabilities                     109,151                  101,025

Partners' capital                          5,494,579                9,195,384
                                          __________               __________
       Total liabilities and
        partners' capital                 $5,603,730               $9,296,409
                                          ==========               ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   2002       2001          2002        2001
                                   ____       ____          ____        ____

Income:
     Earned income on direct
      financing leases            $ 28,578   $106,871      $179,769    $360,274
     Rentals                        42,230     44,325       133,643     211,594
     Interest                       26,564     30,464        74,978      75,398
     Gain on sale of equipment,
      net                             -          -             -         46,259
     Other                          24,115      8,663        27,720      15,905
                                  ________   ________      ________    ________

                                   121,487    190,323       416,110     709,430
                                  ________   ________      ________    ________

Expenses:
     Depreciation                   32,735     32,735       104,896     150,848
     General and administrative     33,205     35,862       120,052      98,492
     General and administrative
      to related party              41,984     43,111       121,921     111,551
     Management fee to related
      party                          9,565     20,320        60,046      61,719
                                  ________   ________      ________    ________
                                   117,489    132,028       406,915     422,610
                                  ________   ________      ________    ________

Net income                        $  3,998   $ 58,295      $  9,195    $286,820
                                  ========   ========      ========    ========

Net income per equivalent
  limited partnership unit        $    -     $   1.93      $    -      $   9.53
                                  ========   ========      ========    ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the
  period                            22,823     29,716        24,765      29,756
                                  ========   ========      ========    ========




     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                  For the nine months ended September 30, 2002

                                   (Unaudited)

                                General      Limited Partners
                                Partner     Units       Amount         Total
                                _______     _____       ______         _____

Balance, January 1, 2002        $24,450    75,264    $9,170,934     $9,195,384

Cash distributions              (37,100)     -       (3,672,900)    (3,710,000)

Net income                        9,195      -             -             9,195
                                _______    ______    __________     __________

Balance, September 30, 2002    ($ 3,455)   75,264    $5,498,034     $5,494,579
                                =======    ======    ==========     ==========























     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2002 and 2001

                                  (Unaudited)

                                                     2002          2001
                                                     ____          ____
Cash flows from operating activities:
     Net income                                  $    9,195     $  286,820
                                                 __________     __________
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Depreciation                                   104,896        150,848
     Gain on sale of equipment, net                    -           (46,259)
     (Increase) decrease in accounts receivable     170,425        (34,623)
     (Increase) decrease in due from related
      parties                                         1,212          4,832
     Increase (decrease) in lease rents paid
      in advance                                     (3,286)         9,983
     Increase (decrease) in accounts payable and
      accrued expenses                               27,000        (14,345)
     Increase (decrease) in due to related
      parties                                       (15,588)       (18,894)
                                                 __________     __________
                                                    284,659         51,542
                                                 __________     __________
     Net cash provided by operating activities      293,854        338,362
                                                 __________     __________
Cash flows from investing activities:
     Investment in direct financing leases             -          (652,894)
     Proceeds from sale of equipment                   -           103,355
     Proceeds from direct financing leases,
      net of earned income                        3,070,162      2,188,254
                                                 __________     __________
     Net cash provided by investing activities    3,070,162      1,638,715
                                                 __________     __________
Cash flows from financing activities:
     Distributions                               (3,710,000)      (315,000)
                                                 __________     __________
     Net cash used in financing activities       (3,710,000)      (315,000)
                                                 __________     __________
     Increase (decrease) in cash and cash
      equivalents                                  (345,984)     1,662,077
     Cash and cash equivalents, beginning
      of period                                   4,177,291      1,982,752
                                                 __________     __________
     Cash and cash equivalents, end of period    $3,831,307     $3,644,829
                                                 ==========     ==========


     The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002

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

1.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accor-dance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the aggregate future rentals and unguaranteed residuals upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 59 months.

    Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposi-tion of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of Septem-ber 30, 2002 is as follows (unaudited):

          Minimum lease payments to be received            $713,000
          Unguaranteed residuals                            270,000
          Unearned rental income                            (26,000)
          Unearned residual income                          (19,000)
                                                           ________

                                                           $938,000
                                                           ========

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

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of September 30, 2002 are as follows (unaudited):

                                                Direct
                 Years Ending December 31      Financing         Operating
                 ________________________      _________         _________

                           2002                 $216,000          $ 42,000
                           2003                  478,000           117,000
                           2004                   19,000              -
                                                ________          ________
                                                $713,000          $159,000
                                                ========          ========

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  RELATED PARTY TRANSACTIONS (Continued)

    a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2002 and 2001 (unaudited):

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               2002         2001             2002        2001
                               ____         ____             ____        ____

       Management fee         $ 9,565      $20,320         $ 60,046    $ 61,719
       Reimbursable costs      41,984       43,111          121,921     111,551

    During the first quarter of 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc.
    (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relationship with TBI.

    Amounts due from related parties at September 30, 2002 and December 31, 2001 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted to the Fund.

    Amounts due to related parties at September 30, 2002 and December 31, 2001 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  CASH DISTRIBUTION

    The General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 subsequent to September 30, 2002 for each of the months ended July 31, August 31 and September 30, 2002 for an aggregate of $1,070,000 to all admitted partners as of July 31, August 31 and September 30, 2002.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $121,487 and $190,323 for the three months ended September 30, 2002 and 2001, respectively, and $416,110 and $709,430 for the nine months ended September 30, 2002 and 2001, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 58% and 79% of total revenues for the third quarter of 2002 and 2001, respectively and 75% and 81% of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The de-crease in total revenues during the first nine months of 2002 was primarily attributable to the decrease in earned income on direct financing leases. Earned income on direct financing leases decreased because of the normal monthly amortization of unearned income using the interest method. Addi-tionally, the early termination of certain direct financing leases during the last two quarters of 2001 and the first nine months of 2002 accounted for the decrease in earned income on direct financing leases during the nine months ended September 30, 2002. The decrease in rental income also accounted for the overall decrease in revenues during the first nine months of 2002. Rental income decreased by approximately $78,000 because of equipment that terminated and was sold during 2001 and 2002. The decrease in net gain on sale of equipment during the nine months ended September 30, 2002 also con-tributed to the decrease in total revenues during this period. There was no net gain on sale of equipment recognized during the first nine months of 2002 compared to $46,259 recognized for the same period in 2001. However, the increase in other income served to mitigate the overall decrease in revenues during the nine months ended September 30, 2002. Other income increased because of an increase in transfer fees received for investor account transfers in 2002 compared to 2001.

    Expenses were $117,489 and $132,028 for the three months ended Septem-ber 30, 2002 and 2001, respectively, and $406,915 and $422,610 for the nine months ended September 30, 2002 and 2001, respectively. Depreciation expense comprised 28% and 25% of total expenses for the third quarter of 2002 and 2001, respectively and 26% and 36% of total expenses for the nine months ended September 30, 2002 and 2001, respectively. The decrease in expenses for the nine months ended September 30, 2002 was primarily related to the decrease in depreciation expense resulting from equipment under operating leases that terminated and was sold during 2001 and 2002. However, the in-crease in general and administrative expense and general and administrative expense to related party reduced the overall decrease in expenses in 2002. General and administrative expense increased because of the increase in the various costs incurred to operate the Fund on a daily basis. General and administrative expense to related party increased during the first nine months of 2002 because of the increase in expenses incurred by the General Partner to manage the Fund.

    The Fund's net income was $3,998 and $58,295 for the three months ended September 30, 2002 and 2001, respectively, and $9,195 and $286,820 for the nine months ended September 30, 2002 and 2001, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $0.00 and $1.93 based on a weighted average number of equivalent

                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

limited partnership units outstanding of 22,823 and 29,716 for the three months ended September 30, 2002 and 2001, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $0.00 and $9.53 based on a weighted average number of equivalent limited partnership units outstanding of 24,765 and 29,756 for the nine months ended September 30, 2002 and 2001, respectively.

    The Fund generated cash from operations of $36,733 and $91,030, for the purpose of determining cash available for distribution, during the quarter ended September 30, 2002 and 2001, respectively. The General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 subsequent to September 30, 2002 for the three months ended Septem-ber 30, 2002. The General Partner declared and paid three cash distributions of $35,000 each subsequent to September 30, 2001 for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the Fund generated $114,091 and $391,409 of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $2,710,000 and $315,000 for the nine months ended September 30, 2002 and 2001, respectively. The Fund paid cash distributions totaling $1,640,000 during the nine months ended September 30, 2002 and cash distributions totaling $1,070,000 subsequent to September 30, 2002 for the nine months ended September 30, 2002. The Fund also paid two cash distributions of $35,000 each and one cash distribution of $2,000,000 during the first nine months of 2002 for the months of October, November and December 2001. The Fund paid six cash distributions of $35,000 during the nine months ended September 30, 2001 and three cash distributions of $35,000 each subsequent to September 30, 2001 for the nine months ended September 30, 2001. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2002. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value.
During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in previous periods. There were no investments in direct financing leases made during the first nine months of 2002. The Fund invested $652,894 in direct financing leases during the first nine months of 2001.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

                       FIDELITY LEASING INCOME FUND VI, L.P.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes to the Company's exposure to market risk since its Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4:  CONTROLS AND PROCEDURES

    The Chief Executive Officer and Chief Financial Officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Fund's disclosure controls and procedures as defined in Rules Section 240.13a-14(c) and 240.15d-14(c) are effective.

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant defi-ciencies and material weaknesses.

Part II:  Other Information


                       FIDELITY LEASING INCOME FUND VI, L.P.

                                 September 30, 2002

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibits:

              Exhibit No.             Description
              -----------             -----------
              99.1                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

              99.2                    Certification pursuant to 18 U.S.C.,
                                      Section 1350, as adopted pursuant to
                                      Section 906 of the Sarbanes-Oxley
                                      Act of 2002

          b)  Reports on Form 8-K:  None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




           11-14-02     By:  /s/ Crit S. DeMent
                             ____________________________
                             Crit S. DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



           11-14-02     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



           11-14-02     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



           11-14-02     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income VI, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income VI, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's audit committee of regis-trant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation
(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 14, 2002

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 14, 2002