Form 10-K
period 2002-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 2003-03-31
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2002

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

The number of outstanding limited partnership units of the Registrant at December 31, 2002 is 75,264.

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

     A brief description of the types of equipment in which the Fund has invested as of December 31, 2002, together with information concerning the users of such equipment is contained in Item 2, following.

     The Fund does not have any employees. All persons who work on the Fund are employees of the General Partner.

Item 2.  PROPERTIES

     The following schedules detail the type, aggregate purchase price and percentage of the various types of equipment leased by the Fund under the operating and direct financing lease methods as of December 31, 2002:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      PCB Assembly Equipment                    $775,391            88.81%
      Tape Storage Systems                        97,693            11.19
                                                ________           ______
      Totals                                    $873,084           100.00%
                                                ========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Equipment                      of Equipment      Total Equipment

      Electron Microscopes                    $  964,081            35.22%
      PCB Assembly Equipment                     895,315            32.70
      Disk Storage Systems                       753,542            27.53
      Printers                                    84,546             3.09
      Other                                       40,147             1.46
                                              __________           ______
      Totals                                  $2,737,631           100.00%
                                              ==========           ======

     The following schedules detail the type of business, aggregate purchase price and percentage of equipment usage by industrial classification for equipment leased by the Fund under the operating and direct financing methods as of December 31, 2002:

Operating Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Manufacturing/Refining                    $775,391            88.81%
      Diversified Financial/Banking/Insurance     97,693            11.19
                                                ________           ______
      Totals                                    $873,084           100.00%
                                                ========           ======

Direct Financing Leases:
                                            Purchase Price      Percentage of
      Type of Business                       of Equipment      Total Equipment

      Manufacturing/Refining                  $1,943,942            71.01%
      Retailing/Consumer Goods                   693,040            25.32
      Education                                   71,516             2.61
      Diversified Financial/Banking/Insurance     29,133             1.06
                                              __________           ______
      Totals                                  $2,737,631           100.00%
                                              ==========           ======


Average Initial Term of Leases (in months):  46


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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2002

              Limited Partnership Interests            2,726
              General Partnership Interest                 1

Item 6.  SELECTED FINANCIAL DATA
                                       For the Years Ended December 31,
                            2002         2001         2000         1999         1998
Total Income               $497,806     $886,390   $1,369,434   $1,844,586   $6,764,079
Net Income (Loss)           (54,926)     333,548      412,064      429,662      245,744
Distributions to Partners 4,780,000      420,000      360,000      300,000      300,000
Net Income (Loss) per
 Equivalent Limited
 Partnership Unit             (2.29)       10.42        13.75        14.42         8.18
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                    23,732       29,713       29,679       29,502       29,663

                                                  December 31,
                            2002         2001         2000         1999         1998
Total Assets             $4,538,785   $9,296,409   $9,381,474   $9,389,226   $9,392,891
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)        798,903      801,290    1,035,279    1,756,936    2,744,228
Net Investment in
 Direct Financing Leases    775,005    4,008,473    6,111,432    5,426,656    3,545,522
Limited Partnership
 Units                       75,264       75,264       75,264       75,264       75,294
Limited Partners              2,726        2,706        2,692        2,678        2,670

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $497,806, $886,390, and $1,369,434 for the years ended December 31, 2002, 2001 and 2000, respect-tively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 75%, 81% and 88% of total revenues in 2002, 2001 and 2000, respectively. The decrease in total revenues in 2002 and 2001 was partially attributable to the decrease in earned income on direct financing leases. This account decreased in 2002 because of the amortization of unearned income using the interest method as well as the early termination of certain direct financing leases during 2002 and late 2001. The decrease in this account in 2001 resulted from the net effect of the amortization of the unearned income using the interest method and the earned income recognized on new investments in direct financing leases made in 2001 and 2000. The
Fund invested $40,147, $919,992 and $2,669,441 in direct financing leases during the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the decrease in rental income contributed to the decrease in total revenues in 2002 and 2001. In 2002, rental income decreased by approximately $85,000 because of equipment that terminated and was sold during 2001. In 2001, rental income decreased by approximately $442,000 because of equipment that came off lease or terminated and was sold during both 2001 and 2000. The variation in interest income also affected the overall decrease in revenues in 2002 and 2001. Interest income decreased in 2002 and increased in 2001 because of fluctuating cash balances available for investment by the Fund. In 2002, cash balances decreased because of the cash distributions made to partners during the year. In 2001, cash balances in-creased because of rental proceeds received on direct financing leases. Furthermore, the decrease in net gain on sale of equipment contributed to the overall decrease in revenues during 2002 and 2001. There was no gain on sale of equipment recognized for the twelve months ended December 31, 2002.
The Fund recognized a net gain on sale of equipment of $46,260 and $52,789 for the years ended December 31, 2001 and 2000, respectively. The variation in other income during 2002 and 2001 also affected the amount of the total de-crease in revenues. Other income increased in 2002 because of late charges collected on delinquent rentals received by the Fund. The increase in this account lowered the total decrease in revenues in 2002. In 2001, other income decreased because of the decrease in transfer fees collected on investor account transfers made in 2001. The decrease in this account contributed to the overall decrease in revenues in 2002.

     Expenses were $552,732, $552,842 and $957,370 for the years ended
December 31, 2002, 2001 and 2000, respectively. Depreciation expense comprised 25%, 34% and 60% of total expenses in 2002, 2001 and 2000, respectively.
The decrease in expenses in 2002 and 2001 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2002 and 2001 because of equipment that came off lease or terminated and was sold during 2002 and 2001. The decrease in management fee to related party also contri-buted to the decrease in total expenses in both 2002 and 2001. This account decreased as a result of the decrease in rentals earned on both operating and direct financing leases during 2002 and 2001. Additionally, the decrease in write-down of equipment to net realizable value also accounted for the decrease in total expenses during 2001. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. There was no charge to write-down of equipment to net realizable value for the years ended December 31, 2002 and 2001. In 2000, approximately $16,000 was charged to write-down of equipment to net realizable value. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains, if any, upon actual sale of its rental equipment. Any future losses are dependent upon unanticipated technological developments affecting the types of equipment in the portfolio in subsequent years.
General and administrative expense increased during the twelve months ended December 31, 2002 and 2001 because of the increase in the expenses incurred to operated the Fund on a daily basis. General and administrative expense to related party increased in 2002 and decreased in 2001 as a result of the fluctuation in expenses incurred by the General Partner or its parent company for services and materials provided to the Fund during these years. The change in both general and administrative expense and general and administrative expense to related party affected the decrease in total expenses during these years.

     The Fund's net income (loss) was ($54,926), $333,548 and $412,064 for the years ended December 31, 2002, 2001 and 2000, respectively. The earnings
(loss) per equivalent limited partnership unit, after earnings (loss) allocated to the General Partner, were ($2.29), $10.42 and $13.75 for the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average number of equivalent limited partnership units outstanding were 23,732, 29,713 and 29,679 for the years ended December 31, 2002, 2001 and
2000, respectively.

     The Fund generated cash from operations, for the purpose of determining cash available for distribution, of $82,706, $474,217 and $950,373 during the years ended December 31, 2002, 2001 and 2000, respectively. The Fund distributed $2,710,000, $315,000 and $285,000 during the period April 1 through December 31, 2002, 2001 and 2000, respectively. During the first quarter of 2003, 2002 and 2001, the Fund distributed $1,070,000, $2,070,000 and $105,000 to partners, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. The Fund purchased $135,245 and $10,034 of equipment during 2002 and 2001, respectively. There

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

was no equipment purchased in 2000. The Fund invested in $40,147, $919,992 and $2,669,441 of direct financing leases during the twelve months ended December 31, 2002, 2001 and 2000, respectively.

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT S. DEMENT, age 50, Chairman of the Board of Directors and Chief Executive Officer of LEAF since February 2002. Chairman of the
     Board of Directors, President and Chief Executive Officer of LEAF from November 2001 to February 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     CARLOS C. CAMPBELL, age 65, Director of LEAF since May 2002. President of C.C. Campbell and Company (a management consulting firm) since 1985. Director of PICO Holdings, Inc. (a publicly traded diversified holding company) since 1998.

     EDWARD E. COHEN, age 64, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 32, Director of LEAF since November 2001. Chief Operating Officer and a Director of Resource America since 2002. Execu-tive Vice President of Resource America since 2001. Senior Vice Presi-dent of Resource America from 1999 to 2001. Vice President of Resource America from 1998 to 1999. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 43, President, Chief Operating Officer and a Director of LEAF since February 2002. Vice President and a Director of LEAF from November 2001 to February 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 47, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     LINDA RICHARDSON, age 55, Director of LEAF since August 2002. President and Chief Executive Officer of Richardson (a sales training and consulting firm) since 1988. A director of the Pennsylvania Academy of the Fine Arts.

     MARIANNE T. SCHUSTER, age 44, Vice President of Accounting of LEAF since 1984.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2002:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation

            LEAF Financial
             Corporation               General Partner      $66,131(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned

           James S. and Danea T. Riley        7,514.30 (1)

           Odd Lot Liquidity Fund, LLC        7,514.30 (2)

           Sierra Fund 4, LLC                 7,514.30 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 4,077.74 units and 3,436.56 units, respectively, of the outstanding limited partnership units of the Fund.

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 4,077.74 units and beneficial ownership of 3,436.56 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 3,436.56 units and beneficial ownership of 4,077.74 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2002, the Fund was charged by the General Partner $66,131 of management fees. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2002, the General Partner received $47,800 of cash distributions.

     The Fund incurred $172,962 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2002.

Item 14.  CONTROLS AND PROCEDURES

     The Fund's Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10-K, that the Fund's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

     (i) this Annual Report on Form 10-K contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-K, and

     (ii) the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this Annual Report on Form 10-K.

     There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect internal con-trols, including any corrective actions with regard to significant deficien-cies and material weaknesses.

                                      PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                Exhibit Numbers             Description              Page Number

                   3(a) & (4)      Amended and Restated Agreement           *
                                       of Limited Partnership

                       (9)                 not applicable

                       (10)                not applicable

                       (11)                not applicable

                       (12)                not applicable

                       (13)                not applicable

                       (18)                not applicable

                       (19)                not applicable

                       (22)                not applicable

                       (23)                not applicable

                       (24)                not applicable

                       (25)                not applicable

                       (28)                not applicable

                    99.1                 Certification pursuant to 18     18
                                         U.S.C., Section 1350, as
                                         adopted pursuant to Section
                                         906 of the Sarbanes-Oxley Act
                                         of 2002

                    99.2                 Certification pursuant to 18     19
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

Dated March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit S. DeMent
____________________________  Chairman of the Board of Directors        3-31-03
Crit S. DeMent                 of LEAF Financial Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  President and Director of                 3-31-03
Miles Herman                   LEAF Financial Corporation



/s/ Jonathan Z. Cohen
____________________________  Director of LEAF Financial Corporation    3-31-03
Jonathan Z. Cohen




/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-31-03
Freddie M. Kotek



/s/ Marianne T. Schuster
____________________________  Vice President of Accounting of           3-31-03
Marianne T. Schuster           LEAF Financial Corporation
                               (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund VI, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this annual report on Form 10-K of Fidelity Leasing Income Fund VI, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particu-larly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effect-tiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner

(Principal Financial Officer)

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VI,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit S. DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit S. DeMent
      ________________________
      Crit S. DeMent
      Principal Executive Officer of LEAF Financial Corporation
      March 31, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VI,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      March 31, 2003

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Balance Sheets as of December 31, 2002 and 2001             F-3

          Statements of Operations for the years ended
           December 31, 2002, 2001 and 2000                           F-4

          Statements of Partners' Capital for the years ended
           December 31, 2002, 2001 and 2000                           F-5

          Statements of Cash Flows for the years ended
           December 31, 2002, 2001 and 2000                           F-6

          Notes to Financial Statements                             F-7 - F-14



























All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.


     We have audited the accompanying balance sheets of Fidelity Leasing Income Fund VI, L.P. as of December 31, 2002 and 2001, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2002. These financial state-ments are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund VI, L.P. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




Grant Thornton LLP
Philadelphia, Pennsylvania
February 7, 2003

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                          BALANCE SHEETS

                                              ASSETS
                                                            December 31,

                                                      2002                2001
       Cash and cash equivalents                   $2,889,654          $4,177,291

       Accounts receivable                              6,612             291,958

       Due from related parties                        68,611              17,397

       Net investment in direct financing
        leases                                        775,005           4,008,473

       Equipment under operating leases
        (net of accumulated depreciation
        of $640,681 and $513,083,
        respectively)                                 232,403             370,035

       Equipment held for sale or lease               566,500             431,255
                                                   __________          __________

               Total assets                        $4,538,785          $9,296,409
                                                   ==========          ==========

                                 LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance           $   64,034          $   55,888

             Accounts payable and
              accrued expenses                         81,455              19,889

             Due to related parties                    32,838              25,248
                                                   __________          __________

                Total liabilities                     178,327             101,025

       Partners' capital                            4,360,458           9,195,384
                                                   __________          __________

                Total liabilities and
                 partners' capital                 $4,538,785          $9,296,409
                                                   ==========          ==========




The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                     STATEMENTS OF OPERATIONS

                                                 For the years ended December 31,

                                                 2002         2001           2000

Income:
  Earned income on direct
   financing leases                            $196,009     $455,118     $  504,019
  Rentals                                       175,873      261,002        696,191
  Interest                                       97,126      104,399         80,988
  Gain on sale of equipment, net                   -          46,260         52,789
  Other                                          28,798       19,611         35,447
                                               ________     ________     __________
                                                497,806      886,390      1,369,434
                                               ________     ________     __________

Expenses:
  Depreciation                                  137,632      186,929        575,098
  Write-down of equipment to
   net realizable value                            -            -            16,000
  General and administrative                    176,007      124,907        118,804
  General and administrative to
   related party                                172,962      158,110        162,886
  Management fee to related party                66,131       82,896         84,582
                                               ________     ________     __________
                                                552,732      552,842        957,370
                                               ________     ________     __________

Net income (loss)                             ($ 54,926)    $333,548     $  412,064
                                               ========     ========     ==========

Net income (loss) per equivalent
 limited partnership unit                     ($   2.29)    $  10.42     $    13.75
                                               ========     ========     ==========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year               23,732       29,713         29,679
                                               ========     ========     ==========










The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENT OF PARTNERS' CAPITAL

                    For the years ended December 31, 2002, 2001 and 2000


                                     General        Limited Partners
                                     Partner       Units        Amount          Total
                                     _______       ____________________         _____

Balance, January 1, 2000            $ 4,279       75,264     $9,225,493       $9,229,772

Cash distributions                   (3,600)        -          (356,400)        (360,000)

Net income                            4,121         -           407,943          412,064
                                    _______       ______     __________       __________

Balance, December 31, 2000            4,800       75,264      9,277,036        9,281,836

Cash distributions                   (4,200)        -          (415,800)        (420,000)

Net income                           23,850         -           309,698          333,548
                                    _______       ______     __________       __________

Balance, December 31, 2001           24,450       75,264      9,170,934        9,195,384

Cash distributions                  (47,800)        -        (4,732,200)      (4,780,000)

Net loss                               (549)        -           (54,377)         (54,926)
                                    _______       ______     __________       __________

Balance, December 31, 2002         ($23,899)      75,264     $4,384,357       $4,360,458
                                    =======       ======     ==========       ==========











The accompanying notes are an integral part of this financial statement.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                   2002          2001         2000
Cash flows from operating activities:
  Net income (loss)                           ($   54,926)   $  333,548   $  412,064
                                               __________    __________   __________
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation                                    137,632       186,929      575,098
  Write-down of equipment to net
   realizable value                                  -             -          16,000
  Gain on sale of equipment, net                     -          (46,260)     (52,789)
  (Increase) decrease in accounts receivable      285,346       (82,080)     (24,743)
  (Increase) decrease in due from
   related parties                                (51,214)       24,736       (5,592)
  Increase (decrease) in lease rents paid in
   advance                                          8,146        20,709      (57,480)
  Increase (decrease) in accounts payable
   and accrued expenses                            61,566       (16,526)      (4,417)
  Increase (decrease) in due to related parties     7,590        (2,796)       2,081
                                               __________    __________   __________
                                                  449,066        84,712      448,158
                                               __________    __________   __________
  Net cash provided by operating activities       394,140       418,260      860,222
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                       (135,245)      (10,034)        -
  Investment in direct financing leases           (40,147)     (919,992)  (2,669,441)
  Proceeds from direct financing leases,
   net of earned income                         3,273,615     3,022,951    1,984,665
  Proceeds from sale of equipment                    -          103,354      183,348
                                               __________    __________   __________
  Net cash provided by (used in)
   investing activities                         3,098,223     2,196,279     (501,428)
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                (4,780,000)     (420,000)    (360,000)
                                               __________    __________   __________
  Net cash used in financing activities        (4,780,000)     (420,000)    (360,000)
                                               __________    __________   __________

Increase (decrease) in cash and
 cash equivalents                              (1,287,637)    2,194,539       (1,206)
Cash and cash equivalents, beginning of year    4,177,291     1,982,752    1,983,958
                                               __________    __________   __________
Cash and cash equivalents, end of year         $2,889,654    $4,177,291   $1,982,752
                                               ==========    ==========   ==========



The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.

                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF BUSINESS

     Fidelity Leasing Income Fund VI, L.P. (the Fund) was formed in January 1989. The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Fund is managed by the General Partner. The Fund's limited partnership interests are not publicly traded. There is no market for the Fund's limited partnership interests and it is unlikely that any will develop. The Fund acquires computer equipment including printers, tape storage devices, data communications equip-ment, computer terminals, technical workstations and networking equipment, as well as other electronic equipment, that is leased to third parties throughout the United States on a short-term basis.

     The Fund is currently in the process of dissolution. As provided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liqui-dated as promptly as is consistent with obtaining their fair value.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

     Financial instruments that potentially subject the Fund to concentra-tions of credit risk consist principally of temporary cash investments. The Fund places its temporary investments in money market savings accounts.

     Concentrations of credit risk with respect to accounts receivables are due to the limited dispersion of the Fund's lessees over different industries and geographies.

Impairment of Long-Lived Assets

     The Fund adopted Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on January 1, 2002. SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed by sale. SFAS No. 144 changes the requirements relating to reporting the effects of a disposal or discontinuation of a business segment.

     The Fund reviews its assets to determine if it has any long-lived assets that are carried on the books for an amount that may not be recoverable. If it is determined that an asset's estimated future cash flows will not be suf-ficient to recover its carrying amount, an impairment charge will be recorded. The adoption of SFAS No. 144 did not have any material effect on the Fund's financial position, results of operations or cash flows.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management expects to adopt SFAS
No. 143 on January 1, 2003 and is currently determining the impact of this standard on its financial statements.

     In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64 and Amendment of FASB Statement No. 13, and Technical Corrections" was issued. SFAS No. 145 eliminates extraordinary accounting treatment for re-porting gain or loss on debt extinguishment, and amends other existing pro-nouncements to make technical corrections, clarify meanings or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a material effect on the Fund's financial position, results of operations or cash flows.

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

4.  EQUIPMENT LEASED

     The Fund's direct financing leases are for initial lease terms ranging from 24 to 60 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

                      FIDELITY LEASING INCOME FUND VI, L.P.

4.  EQUIPMENT LEASED (Continued)

     The approximate net investment in direct financing leases as of Decem-ber 31, 2002 is as follows:

              Minimum lease payments to be received              $536,000
              Unguaranteed residuals                              273,000
              Unearned rental income                              (19,000)
              Unearned residual income                            (15,000)
                                                                 ________
                                                                 $775,000
                                                                 ========

     Equipment on lease consists of equipment under operating leases. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment. The Fund's operating leases are for initial lease terms of 36 to 58 months.

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the year ended December 31, 2002 and 2001, respectively. In 2000, approximately $16,000 was charged to write-down of equipment to net realizable value. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of December 31 are as follows:

                                             Direct
                                           Financing       Operating

                    2003                    $492,000        $117,000
                    2004                      31,000            -
                    2005                      13,000            -
                                            ________        ________
                                            $536,000        $117,000
                                            ========        ========

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

5.  RELATED PARTY TRANSACTIONS (Continued)

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                        2002        2001         2000

        Management fee                $ 66,131    $ 82,896     $ 84,582
        Reimbursable costs             172,962     158,110      162,886

    During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2002 and 2001 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2002 and 2001 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  MAJOR CUSTOMERS

     For the year ended December 31, 2002, two customers accounted for 67% and 28% of the Fund's rental income. For the year ended December 31, 2001, three customers accounted for 45%, 22% and 19% of the Fund's rental income. For the year ended December 31, 2000, five customers accounted for 21%, 18%, 16%, 14% and 13% of the Fund's rental income.

                      FIDELITY LEASING INCOME FUND VI, L.P.

7.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2002           2001           2000
                      March                $2,070,000       $105,000       $ 75,000
                      June                    605,000        105,000         75,000
                      September             1,035,000        105,000        105,000
                      December              1,070,000        105,000        105,000
                                           __________       ________       ________
                                           $4,780,000       $420,000       $360,000
                                           ==========       ========       ========

     In addition, the General Partner declared and paid two cash distri-butions of $35,000 each and one cash distribution of $1,000,000 subsequent to December 31, 2002 for each of the months ended October 31, November 30 and December 31, 2002, for an aggregate of $1,070,000 to all admitted partners as of October 31, November 30 and December 31, 2002.

                      FIDELITY LEASING INCOME FUND VI, L.P.

8.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2002 and 2001:


                                                                  2002
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 16,240   $ 28,578   $ 71,438   $ 79,753
     Rentals                                     42,230     42,230     42,230     49,183
     Interest                                    22,148     26,564     23,515     24,899
     Other                                        1,078     24,115      1,987      1,618
                                               ________   ________   ________   ________

   Total income                                  81,696    121,487    139,170    155,453
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                32,736     32,735     32,736     39,425
     General and administrative                  55,955     33,205     47,881     38,966
     General and administrative to
      related party                              51,041     41,984     36,894     43,043
     Management fee to related party              6,085      9,565     28,536     21,945
                                               ________   ________   ________   ________

   Total expenses                               145,817    117,489    146,047    143,379
                                               ________   ________   ________   ________

   Net income (loss)                           $(64,121)  $  3,998   $ (6,877)  $ 12,074
                                               ========   ========   ========   ========

   Net income (loss) per equivalent
    limited partnership unit                   $  (2.64)  $    -     $  (0.26)  $   0.24
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