Form 10-Q
period 2003-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 2003-05-15
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2003                     2002
                                        ______________           _____________

Cash and cash equivalents                 $1,693,419               $2,889,654

Accounts receivable                           71,414                    6,612

Note receivable                               96,290                     -

Due from related parties                      29,250                   68,611

Net investment in direct financing
 leases                                    1,361,017                  775,005

Equipment under operating leases
 (net of accumulated depreciation
 of $673,416 and $640,681, respectively)     199,667                  232,403

Equipment held for sale or lease                -                     566,500
                                          __________               __________
       Total assets                       $3,451,057               $4,538,785
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   60,089               $   64,034

     Accounts payable and
      accrued expenses                       106,489                   81,455

     Due to related parties                   17,078                   32,838

     Security deposits                        11,827                     -

                                          __________               __________
       Total liabilities                     195,483                  178,327

Partners' capital                          3,255,574                4,360,458
                                          __________               __________
       Total liabilities and
        partners' capital                 $3,451,057               $4,538,785
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002

                                  (Unaudited)

                                                    2003             2002
                                                  ________         ________

Income:
     Earned income on direct financing
     leases                                       $ 28,942         $ 79,753
     Rentals                                        49,821           49,183
     Interest                                       15,592           24,899
     Other                                           3,098            1,618
                                                  ________         ________

                                                    97,453          155,453
                                                  ________         ________

Expenses:
     Depreciation                                   32,736           39,425
     General and administrative                     47,834           38,966
     General and administrative to
      related party                                 43,948           43,043
     Management fee to related party                 7,819           21,945
                                                  ________         ________
                                                   132,337          143,379
                                                  ________         ________

Net (loss) income                                ($ 34,884)        $ 12,074
                                                  ========         ========

Net (loss) income per equivalent
  limited partnership unit                       ($   1.88)        $   0.24
                                                  ========         ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               18,380           26,830
                                                  ========         ========






The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                    For the three months ended March 31, 2003

                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 2003       ($23,899)   75,264    $4,384,357     $4,360,458

Cash distributions              (10,700)     -       (1,059,300)    (1,070,000)

Net loss                           (349)     -          (34,535)       (34,884)
                                _______    ______    __________     __________

Balance, March 31, 2003        ($34,948)   75,264    $3,290,522     $3,255,574
                                =======    ======    ==========     ==========




























The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                  (Unaudited)
                                                      2003          2002
                                                  __________     __________
Cash flows from operating activities:
     Net (loss) income                            $  (34,884)    $   12,074
                                                  __________     __________
     Adjustments to reconcile net (loss) income
      to net cash provided by operating
      activities:
     Depreciation                                     32,736         39,425
     (Increase) decrease in accounts
       receivable                                    (64,802)        (6,048)
     (Increase) decrease in due from related
       parties                                        39,361       (100,683)
     Increase (decrease) in lease rents paid
       in advance                                     (3,945)       (13,297)
     Increase (decrease) in accounts payable
       and accrued expenses                           25,034         13,768
     Increase (decrease) in due to related
       parties                                       (15,760)       (10,817)
     Increase (decrease) in security deposits         11,827           -
                                                  __________     __________
                                                      24,451        (77,652)
                                                  __________     __________
     Net cash used in operating activities           (10,433)       (65,578)
                                                   __________     __________

Cash flows from investing activities:
     Principal payments on note receivable             3,709           -
     Proceeds from sale of equipment                 115,500           -
     Proceeds from direct financing leases,
       net of earned income                          262,359        914,812
     Investment in direct financing leases          (497,370)          -
                                                  __________     __________
        Net cash (used in) provided by
          investing activities                      (115,802)       914,812
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                (1,070,000)    (2,070,000)
                                                  __________     __________
        Net cash used in financing activities     (1,070,000)    (2,070,000)
                                                  __________     __________
     Decrease in cash and cash equivalents        (1,196,235)    (1,220,766)
     Cash and cash equivalents, beginning
      of period                                    2,889,654      4,177,291
                                                  __________     __________
     Cash and cash equivalents, end of period     $1,693,419     $2,956,525
                                                  ==========     ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect
    Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.
    FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2003

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 24 to 72 months.

    Unguaranteed residuals for direct financing leases represent the esti-mated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value at lease expi-ration is below the estimated residual value, an adjustment is made.

    The approximate net investment in direct financing leases as of March 31, 2003 is as follows (unaudited):

          Minimum lease payments to be received        $1,225,000
          Unguaranteed residuals                          281,000
          Unearned rental income                         (133,000)
          Unearned residual income                        (12,000)
                                                       __________
                                                       $1,361,000
                                                       ==========

    Equipment on lease consists of equipment under operating leases. The Fund's operating leases are for initial lease terms ranging from 58 to 60 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological develop-ments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only rec-ognizes gains upon actual sale of its rental equipment. There were no

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    write-downs of equipment to net realizable value recorded during the three months ended March 31, 2003 and 2002, respectively.

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of March 31, 2003 are as follows:


      Years Ending December 31        Direct Financing       Operating
      ________________________        ________________       _________

                2003                     $  669,000            $75,000
                2004                        179,000               -
                2005                        158,000               -
                2006                         90,000               -
                2007                         86,000               -
             Thereafter                      43,000               -
                                         __________            _______
                                         $1,225,000            $75,000
                                         ==========            =======

3.  RELATED PARTY TRANSACTIONS

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

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (continued)

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2003 and 2002 (unaudited):

                                               2003              2002
                                             ________          ________

          Management fee                     $ 7,819           $21,945
          Reimbursable costs                  43,948            43,043

    The Fund keeps its checking and investment accounts at The Bancorp Bank ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at March 31, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at March 31, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 during the quarter ended March 31, 2003 for the months of October, November and December 2002, respectively.

    The General Partner declared cash distributions of $35,000, $35,000 and $500,000 subsequent to March 31, 2003 for the months ended January 31, February 28 and March 31, 2003 to all admitted partners as of January 31, February 28 and March 31, 2003.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $ 97,453 and $155,453 for the three months ended March 31, 2003 and 2002, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 81% and 83% of total revenues for the first quarter of 2003 and 2002, respectively. The decrease in total revenues during the first quarter of 2003 was primarily attributable to the decrease in earned income on direct financing leases. The decrease in this account resulted from certain direct financing leases that terminated during 2002 as well as the normal monthly amortization of unearned income using the interest method. The decrease in earned income from direct financing leases was partially mitigated by the earned income recognized on investments made in direct financing leases subsequent to March 2002. The decrease in interest income also contributed to the overall decrease in revenues during the first quarter of 2003. Interest income decreased by approximately $9,000 during the three months ended March 31, 2003 because of lower cash balances available for investment by the Fund resulting from significant cash distributions made to partners during 2003 and 2002 in conformity with the dissolution of the Fund.

    Expenses were $132,337 and $143,379 for the three months ended
March 31, 2003 and 2002, respectively. Depreciation expense comprised 25% and 27% of total expenses during the first quarter of 2003 and 2002, respec-tively. The overall decrease in expenses was partially attributable to the decrease in depreciation expense because of equipment that terminated and was sold during the first quarter of 2002. The decrease in total expenses was primarily related to the decrease in management fee to related party during the first quarter of 2003. Management fee to related party decreased because of the decrease in rentals received on direct financing leases during the first quarter of 2003. The increase in general and administrative expense reduced the overall decrease in expenses in the first quarter of 2003. This account increased because of the increase in various expenses incurred to administer the Fund on a daily basis.

    For the three months ended March 31, 2003 and 2002, the Fund had net income (loss) of ($34,884) and $12,074, respectively. The net income (loss) per equivalent limited partnership unit, after net income (loss) allocated to the General Partner, was ($1.88) and $0.24 based on a weighted average number of equivalent limited partnership units outstanding of 18,380 and 26,830 for the three months ended March 31, 2003 and 2002, respectively.

    The Fund generated (used) cash from operations of ($2,148) and $51,499 for the purpose of determining cash available for distribution during the quarter ended March 31, 2003 and 2002, respectively. There were no cash distributions paid to partners during the first quarter of 2003 and 2002 for the three months ended March 31, 2003 and 2002. However, the General Partner declared and paid cash distributions totaling of $1,070,000 during the first quarter of 2003 for the months ended October 31, November 30, and December 31,

FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS(Continued)

2002. Subsequent to March 31, 2003, the General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 to partners totaling $1,070,000 for the first quarter of 2003 Subsequent to March 31, 2002, the General Partner declared and paid two cash distributions Of $35,000 each and one cash distribution of $500,000 to partners totaling $570,000 for the first quarter of 2002. The Fund used the cash available from previous periods that was not distributed to partners to pay cash distributions for the first quarter of 2003 and 2002 that exceeded the amount of cash available from operations for these periods. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2003. As pro-vided in the Restated Limited Partnership Agreement, the assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods. The Fund invested $497,370 in direct financing leases during the first quarter of 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

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

    There have been no significant changes in the Fund's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II:  Other Information

                     FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 2003


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
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

b) Reports on Form 8-K:  Non

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-15-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-15-03     By:  /s/ Miles Herman
                             ____________________________
                             Miles Herman
                             President and Director of
                             LEAF Financial Corporation



            5-15-03     By:  /s/ Freddie M. Kotek
                             ____________________________
                             Freddie M. Kotek
                             Director of LEAF Financial Corporation



            5-15-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VI, L.P.;

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

Date:  May 15, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VI, L.P.;

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

Date:  May 15, 2003


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

                                                           Exhibit 99.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 15, 2003

                                                           Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      May 15, 2003