Form 10-Q
period 2003-06-30
FIDELITY LEASING INCOME FUND VI LP
filed 2003-08-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes  __X__  No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Part I:  Financial Information
Item 1:  Financial Statements

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             2003                     2002
                                        ______________           _____________

Cash and cash equivalents                 $1,048,205               $2,889,654

Accounts receivable                           13,379                    6,612

Note receivable                               92,469                     -

Due from related parties                      52,092                   68,611

Net investment in direct financing
 leases                                    1,059,978                  775,005

Equipment under operating leases
 (net of accumulated depreciation
 of $183,557 and $640,681, respectively)      60,414                  232,403

Equipment held for sale or lease                -                     566,500
                                          __________               __________
       Total assets                       $2,326,537               $4,538,785
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   45,922               $   64,034

     Accounts payable and
      accrued expenses                        74,690                   81,455

     Due to related parties                   22,197                   32,838

     Security deposits                        11,175                     -

                                          __________               __________
       Total liabilities                     153,984                  178,327

Partners' capital                          2,172,553                4,360,458
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,326,537               $4,538,785
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                                2003        2002          2003        2002
                                ____        ____          ____        ____

Income:
   Earned income on direct
    financing leases           $29,576    $ 71,438     $ 58,518    $151,191
   Rentals                      32,790      42,230       82,611      91,413
   Interest                      8,185      23,515       23,777      48,414
   Other                         4,409       1,987        7,507       3,605
                               _______    ________     ________    ________

                                74,960     139,170      172,413     294,623
                               _______    ________     ________    ________

Expenses:
   Depreciation                 17,332      32,736       50,068      72,161
   General and administrative   15,911      47,881       63,745      86,847
   General and administrative
    to related party            47,287      36,894       91,235      79,937
   Management fee to related
    party                        5,798      28,536       13,617      50,481
   Loss on sale of equipment,
    net                          1,653        -           1,653        -
                               _______    ________     ________    ________
                                87,981     146,047      220,318     289,426
                               _______    ________     ________    ________

Net (loss) income             ($13,021)  ($  6,877)   ($ 47,905)   $  5,197
                               =======    ========     ========    ========

Net (loss) income per
 equivalent limited
 partnership unit              $ (0.79)   $  (0.26)    $  (2.74)   $   0.00
                               =======    ========     ========    ========

Weighted average number of
 equivalent limited partner-
 ship units outstanding
 during the period              16,237      24,643       17,309      25,736
                               =======    ========     ========    ========





The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                     For the six months ended June 30, 2003
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, January 1, 2003       ($23,899)   75,264    $4,384,357     $4,360,458

Cash distributions              (21,400)     -       (2,118,600)    (2,140,000)

Net loss                           (479)     -          (47,426)       (47,905)
                                _______    ______    __________     __________

Balance, June 30, 2003         ($45,778)   75,264    $2,218,331     $2,172,553
                                =======    ======    ==========     ==========




























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF CASH FLOWS
                  For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                     2003          2002
                                                  __________    __________
Cash flows from operating activities:
     Net (loss) income                            $  (47,905)   $    5,197
                                                  __________    __________
     Adjustments to reconcile net (loss)
      income to net cash (used in) provided
      by operating activities:
     Depreciation                                     50,068        72,161
     Loss (gain) on sale of equipment, net             1,653          -
     (Increase) decrease in accounts receivable       (6,767)       81,263
     (Increase) decrease in due from
      related parties                                 16,519        15,159
     Increase (decrease) in lease rents paid
      in advance                                     (18,112)      (13,298)
     Increase (decrease) in accounts payable and
      accrued expenses                                (6,765)       13,916
     Increase (decrease) in due to related parties   (10,641)      (19,201)
     Increase (decrease) in security deposits         11,175          -
                                                  __________    __________
                                                      37,130       150,000
                                                  __________    __________
     Net cash (used in) provided by
      operating activities                           (10,775)      155,197
                                                  __________    __________
Cash flows from investing activities:
     Investment in direct financing leases          (497,370)         -
     Proceeds from sale of equipment                 235,768          -
     Proceeds from direct financing leases,
      net of earned income                           563,397     2,161,412
     Principal payments on note receivable             7,531          -
                                                  __________    __________
     Net cash provided by investing activities       309,326     2,161,412
                                                  __________    __________
Cash flows from financing activities:
     Distributions                                (2,140,000)   (2,675,000)
                                                  __________    __________
     Net cash used in financing activities        (2,140,000)   (2,675,000)
                                                  __________    __________
     (Decrease) increase in cash and
      cash equivalents                            (1,841,449)     (358,391)
     Cash and cash equivalents, beginning
      of period                                    2,889,654     4,177,291
                                                  __________    __________
     Cash and cash equivalents, end of period     $1,048,205    $3,818,900
                                                  ==========    ==========
Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases  $  451,000    $    -
                                                  ==========    ==========
The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted FASB Interpretation 45 (FIN 45), "Guarantor's Account-ing and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 re-quires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.
    FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 32 to 72 months.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The approximate net investment in direct financing leases as of June 30, 2003 and December 31, 2002 is as follows:

                                             June 30, 2003   December 31, 2002
                                              (unaudited)        (audited)
                                             -------------   -----------------
     Minimum lease payments to be received    $  892,000         $536,000
     Unguaranteed residuals                      273,000          273,000
     Unearned rental income                      (99,000)         (19,000)
     Unearned residual income                     (6,000)         (15,000)
                                              __________         ________
                                              $1,060,000         $775,000
                                              ==========         ========

    Equipment on lease consists of equipment under an operating lease for an initial lease term of 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realizable value recorded during the six months ended June 30, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancellable direct financing and operating leases as of June 30, 2003 are as follows (unaudited):

      Years Ending December 31        Direct Financing       Operating
      ________________________        ________________       _________

                2003                       $283,000             $8,000
                2004                        258,000               -
                2005                        135,000               -
                2006                         87,000               -
                2007                         83,000               -
             Thereafter                      46,000               -
                                           ________             ______
                                           $892,000             $8,000
                                           ========             ======

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

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and six months ended June 30, 2002 and 2001 (unaudited):

                               Three Months Ended         Six Months Ended
                                     June 30                   June 30
                               2003          2002         2003        2002
                               ____          ____         ____        ____

    Management fee           $ 5,798       $28,536      $13,617     $50,481
    Reimbursable costs        47,287        36,894       91,235      79,937

    The Fund keeps its checking and investment accounts at The Bancorp Bank
    (TBB). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at June 30, 2003 and December 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due to related parties at June 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions totaling $2,140,000 during the six months ended June 30, 2003 for the months of October, November and December 2002 and January, February and March 2003. The General Partner declared and paid cash distributions totaling $2,675,000 during the six months ended June 30, 2002 for the months of October, November and December 2001 and January, February and March 2002.

    The General Partner declared three cash distributions of $35,000 each subsequent to June 30, 2003 for the months ended April 30, May 31 and June 30, 2003, respectively, to all admitted partners as of April 30, May 31 and June 30, 2003.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $74,960 and $139,170 for the three months ended June 30, 2003 and 2002, respectively and $172,413 and $294,623 for the six months ended June 30, 2003 and 2002, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 83% and 82% of total revenues for the second quarter of 2003 and 2002, respectively and 82% of total revenues for the first six months of both 2003 and 2002. The decrease in revenues was primarily attributable to the decrease in earned income on direct financing leases. The decrease in this account resulted from the normal monthly amortization of unearned income using the interest method as well as the termination of certain direct financing leases since March 2002. The decrease in rental income in 2003 also contributed to the decrease in total revenues during the first six months of 2003. Rental income decreased approximately $9,000 in 2003 because of equipment that terminated and was sold since March 2002. Furthermore, the decrease in interest income also contributed to the decrease in total revenues during the six months ended June 30, 2003. This account decreased because of the decrease in cash avail-able for investment by the Fund as a result of the cash distributed to the partners of the Fund during the last six months of 2002 and the first six months of 2003.

    Expenses were $87,981 and $146,047 for the three months ended June 30, 2003 and 2002, respectively and $220,318 and $289,426 for the six months ended June 30, 2003 and 2002, respectively. Depreciation expense comprised
20% and 22% of total expenses for the second quarter of 2003 and 2002, respectively and 23% and 25% of total expenses for the six months ended
June 30, 2003 and 2002, respectively. The decrease in expenses during the six months ended June 30, 2003 was partially attributable to the decrease in depreciation expense. Depreciation expense decreased because of equipment that terminated and was sold since March 2002. General and administrative expense decreased by approximately $23,000 as a result of the decrease in the various costs incurred to operate the Fund on a daily basis. The decrease in this account contributed to the total decrease in expenses during the first six months of 2003. Management fee to related party decreased by approximately $37,000 during the first six months of 2003 because of the decrease in rentals on both operating and direct financing leases resulting from the termination and sale of leases since March 2002. Management fee to related party is cal-culated as a percentage of rental receipts. The decrease in this account also accounted for the decrease in total expenses during 2003. The increase in general and administrative expense to related party lowered the overall de-crease in expenses during the first six months of 2003. This account in-creased because of an increase in the costs incurred by the General Partner or its parent to manage the Fund on a daily basis.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS(Continued)

    The Fund's net (loss) income was ($13,021) and ($6,877) for the three months ended June 30, 2003 and 2002, respectively and ($47,905) and $5,197 for the six months ended June 30, 2003 and 2002, respectively. The net (loss) income per equivalent limited partnership unit, after net (loss) income al-located to the General Partner, was ($0.79) and ($0.26) based on a weighted average number of equivalent limited partnership units outstanding of 16,237 and 24,643 for the three months ended June 30, 2003 and 2002, respectively. The net (loss) income per equivalent limited partnership unit, after net
(loss) income allocated to the General Partner, was ($2.74) and $0.00 based on a weighted average number of equivalent limited partnership units out-standing of 17,309 and 25,736 for the six months ended June 30, 2003 and 2002, respectively.

    The Fund generated cash from operations of $5,964 and $25,859, for the purpose of determining cash available for distribution during the quarter ended June 30, 2003 and 2002, respectively. The General Partner declared three cash distribution of $35,000 each for the months of April, May and June 2003 subsequent to June 30, 2003. The General Partner declared and paid one cash distribution of $35,000 during the second quarter of 2002 for the month of April 2002. Subsequent to June 30, 2002, the General Partner declared and paid cash distributions of $35,000 and $1,000,000 for the months ended May 31 and June 30, 2002, respectively. For the six months ended June 30, 2003 and 2002, the Fund generated $3,816 and $77,358, respectively, of cash from operations, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $1,175,000 and $1,640,000 for the six months ended June 30, 2003 and 2002, respectively. Additionally, the General Partner declared and paid cash distributions totaling $1,070,000 during the first six months of 2003 for the months of October, November and December 2002. The General Partner paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 during the first six months of 2003. The General Partner declared three cash distributions of $35,000 each subsequent to June 30, 2003. The General Partner declared and paid three cash distributions of $35,000 each and one cash distribution of $1,000,000 during the first six months of 2002. Subsequent to June 30, 2002, the General Partner declared and paid one cash distribution of $35,000 and one cash distribution of $1,000,000 for the first six months of 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2003. As pro-vided in the Restated Limited Partnership Agreement, the investment in direct financing leases and the equipment under operating leases shall be liquidated as promptly as is consistent with obtaining their fair value.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods. The Fund invested $497,370 in direct financing leases during the first six months of 2003.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the next twelve month period.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

Item 4:  CONTROLS AND PROCEDURES

    a) Evaluation of disclosure controls and procedures: Based on their evaluation of the Fund's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the principal executive officer and principal financial officer of LEAF Financial Corporation, the General Partner of the Fund, have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q, such disclosure controls and procedures are effective to ensure that infor-mation required to be disclosed by the Fund in reports that it files or submits under the Exchange Act is recorded, processed, summarized and re-ported within the time periods specified in Securities and Exchange Commis-sion rules and forms.

    b) Changes in internal control over financial reporting: During the quarter under report, there was no change in the Fund's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

                     FIDELITY LEASING INCOME FUND VI, L.P.

                                 June 30, 2003


Part II:  Other Information


Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a)  Exhibit No.             Description
              -----------             -----------
              3(a) & 4                Amended and Restated Agreement of
                                      Limited Partnership*

              31.1                    Rule 13a-14(a)/15d-14(a) Certification

              31.2                    Rule 13a-14(a)/15d-14(a) Certification

              32.1                    Section 1350 Certification

              32.2                    Section 1350 Certification

          b)  Reports on Form 8-K:  None




*Incorporated by reference.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                FIDELITY LEASING INCOME FUND VI, L.P.




            8-14-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            8-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

                                                           Exhibit 31.1

                                CERTIFICATIONS


     I, Crit DeMent, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VI, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Crit DeMent
____________________________
Crit DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS


     I, Marianne T. Schuster, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Fidelity Leasing Income Fund VI, L.P.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the ef-fectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  August 14, 2003


/s/ Marianne T. Schuster
____________________________
Marianne T. Schuster
Vice President of Accounting of LEAF Financial Corporation,
The General Partner
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund VI and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      August 14, 2003



      A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Fidelity Leasing Income Fund VI and will be retained by the Fund and furnished to the Securities and Exchange Commission or its staff upon request.