Form 10-Q
period 2003-09-30
FIDELITY LEASING INCOME FUND VI LP
filed 2003-11-14
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 BALANCE SHEETS
                                     ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             2003                     2002
                                        ______________           _____________

Cash and cash equivalents                 $  197,015               $2,889,654

Accounts receivable                           75,260                    6,612

Note receivable                               88,531                     -

Due from related parties                      60,826                   68,611

Net investment in direct financing
 leases                                      841,315                  775,005

Equipment under operating leases
 (net of accumulated depreciation
 of $-0- and $640,681, respectively)            -                     232,403

Equipment held for sale or lease           1,077,063                  566,500
                                          __________               __________
       Total assets                       $2,340,010               $4,538,785
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance          $   44,346               $   64,034

     Accounts payable and
      accrued expenses                        40,399                   81,455

     Due to related parties                  210,732                   32,838

     Security deposits                        10,079                     -

                                          __________               __________
       Total liabilities                     305,556                  178,327

Partners' capital                          2,034,454                4,360,458
                                          __________               __________
       Total liabilities and
        partners' capital                 $2,340,010               $4,538,785
                                          ==========               ==========

The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30             September 30
                                   2003       2002          2003        2002
                                   ____       ____          ____        ____

Income:
     Earned income on direct
      financing leases             $27,591   $ 28,578      $ 86,109    $179,769
     Rentals                         8,125     42,230        90,736     133,643
     Interest                        2,778     26,564        26,555      74,978
     Other                           7,404     24,115        14,911      27,720
                                   _______   ________      ________    ________

                                    45,898    121,487       218,311     416,110
                                   _______   ________      ________    ________

Expenses:
     Depreciation                    6,420     32,735        56,488     104,896
     General and administrative     36,161     33,205        99,906     120,052
     General and administrative
      to related party              32,063     41,984       123,298     121,921
     Management fee to related
      party                          4,353      9,565        17,970      60,046
     Loss on sale of equipment,
      net                             -          -            1,653        -
                                   _______   ________      ________    ________
                                    78,997    117,489       299,315     406,915
                                   _______   ________      ________    ________

Net (loss) income                 ($33,099)  $  3,998     ($ 81,004)   $  9,195
                                  ========   ========      ========    ========

Net (loss) income per equivalent
  limited partnership unit        ($  2.14)  $    -       ($   4.82)   $    -
                                   =======   ========      ========    ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the
  period                            15,299     22,823        16,639      24,765
                                   =======   ========      ========    ========






The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF PARTNERS' CAPITAL
                  For the nine months ended September 30, 2003
                                   (Unaudited)

                                General     Limited Partners
                                Partner     Units      Amount          Total
                                _______     _____      ______          _____

Balance, December 31, 2002     ($23,899)   75,264    $4,384,357     $4,360,458

Cash distributions              (22,450)     -       (2,222,550)    (2,245,000)

Net loss                           (810)     -          (80,194)       (81,004)
                                _______    ______    __________     __________

Balance, September 30, 2003    ($47,159)   75,264    $2,081,613     $2,034,454
                                =======    ======    ==========     ==========




























The accompanying notes are an integral part of these financial statements.

                       FIDELITY LEASING INCOME FUND VI, L.P.
                             STATEMENTS OF CASH FLOWS
               For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)
                                                     2003          2002
                                                     ____          ____
Cash flows from operating activities:
     Net (loss) income                           $  (81,004)    $    9,195
                                                 __________     __________
     Adjustments to reconcile net (loss) income
      to net cash provided by operating activities:
     Depreciation                                    56,488        104,896
     Loss on sale of equipment, net                   1,653           -
     (Increase) decrease in accounts receivable     (68,648)       170,425
     (Increase) decrease in due from related
      parties                                         7,785          1,212
     Increase (decrease) in lease rents paid
      in advance                                    (19,688)         (3,286)
     Increase (decrease) in accounts payable and
      accrued expenses                              (41,056)        27,000
     Increase (decrease) in due to related parties  177,894        (15,588)
     Increase (decrease) in security deposits        10,079           -
                                                 __________     __________
                                                    124,507        284,659
                                                 __________     __________
     Net cash provided by operating activities       43,503        293,854
                                                 __________     __________
Cash flows from investing activities:
     Acquisition of equipment                    (1,023,069)          -
     Investment in direct financing leases         (497,370)          -
     Proceeds from sale of equipment                235,768           -
     Proceeds from direct financing leases,
      net of earned income                          782,060      3,070,162
     Principal payments on notes receivable          11,469           -
                                                 __________     __________
     Net cash (used in) provided by investing
      activities                                   (491,142)     3,070,162
                                                 __________     __________
Cash flows from financing activities:
     Distributions                               (2,245,000)    (3,710,000)
                                                 __________     __________
     Net cash used in financing activities       (2,245,000)    (3,710,000)
                                                 __________     __________
     Increase (decrease) in cash and cash
      equivalents                                (2,692,639)      (345,984)
     Cash and cash equivalents, beginning
      of period                                   2,889,654      4,177,291
                                                 __________     __________
     Cash and cash equivalents, end of period    $  197,015     $3,831,307
                                                 ==========     ==========

Supplemental disclosure on non-cash investing activities:
    Equipment held for sale or lease transferred
    to net investment in direct financing leases $  451,000     $    -
                                                 ==========     ==========
The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2003

                                  (Unaudited)

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all ad-justments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial statements should be read with the audited financial statements and notes thereto as of December 31, 2002 and for the year then ended. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

    In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Fund is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Fund does not anticipate FIN 46 to have a material impact on the financial position or results of operations of the Fund.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


1.  RECENT ACCOUNTING PRONOUNCEMENTS (continued)

    The Fund adopted Statement of Financial Accounting Standard 149 (SFAS
    No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS did not have a material impact on the Fund's financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," on May 15, 2003.
    SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Fund's financial position or results of operations

2.  EQUIPMENT LEASED

    The Fund has equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases are for initial lease terms ranging from 6 to 72 months.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)


2.  EQUIPMENT LEASED (continued)

    The approximate net investment in direct financing leases as of September 30, 2003 and December 31, 2002 is as follows:

                                         September 30, 2003   December 31, 2002
                                              (unaudited)        (audited)
                                         ------------------   -----------------
     Minimum lease payments to be received      $760,000         $536,000
     Unguaranteed residuals                      173,000          273,000
     Unearned rental income                      (89,000)         (19,000)
     Unearned residual income                     (3,000)         (15,000)
                                                ________         ________
                                                $841,000         $775,000
                                                ========         ========

    There was no equipment under operating leases as of September 30, 2003. Equipment on lease at December 31, 2002 consisted of equipment under operating leases for initial lease terms of 36 to 58 months. Generally, operating leases will not recover all of the undepreciated cost and related expenses of its rental equipment during the initial lease terms and so, the Fund is prepared to remarket the equipment. Fund policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting the equipment and competitive factors in the marketplace are considered among other things, as part of this review. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. There were no write-downs of equipment to net realiz-able value recorded during the nine months ended September 30, 2003 and 2002.

    The future approximate minimum rentals to be received on noncancellable direct financing leases as of September 30, 2003 are as follows (unaudited):

      Years Ending December 31          Direct Financing
      ________________________          ________________

                2003                         $152,000
                2004                          256,000
                2005                          136,000
                2006                           87,000
                2007                           82,000
             Thereafter                        47,000
                                             ________
                                             $760,000
                                             ========

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

    The General Partner and its affiliate are reimbursed by the Fund for costs incurred to acquire equipment that is leased under operating and direct financing leases. These expense reimbursements are capitalized to the cost of the equipment.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Follow-ing is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three and nine months ended September 30, 2003 and 2002 (unaudited):

                              Three Months Ended            Nine Months Ended
                                 September 30                  September 30
                               2003         2002             2003        2002
                               ____         ____             ____        ____

       Management fee         $ 4,353      $ 9,565         $ 17,970    $ 60,046
       Acquisition costs       20,060         -              30,504        -
       Reimbursable costs      32,063       41,984          123,298     121,921

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

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  RELATED PARTY TRANSACTIONS (continued)

    Amounts due from related parties at September 30, 2003 and Decem-ber 31, 2002 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at September 30, 2003 and December 31, 2002 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds and cash distribution money to be transferred to the distribution account.

4.  CASH DISTRIBUTIONS

    The General Partner declared and paid cash distributions totaling $2,245,000 during the nine months ended September 30, 2003 for the months of October, November and December 2002 as well as January through June 2003. The General Partner declared and paid cash distributions totaling $3,710,000 during the nine months ended September 30, 2002 for the months of October, November and December 2001 as well as January through June 2002.

    The General Partner declared and paid three cash distributions of $35,000 each subsequent to September 30, 2003 for each of the months ended July 31, August 31 and September 30, 2003 for an aggregate of $105,000 to all ad-mitted partners as of July 31, August 31 and September 30, 2003.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $45,898 and
$121,487 for the three months ended September 30, 2003 and 2002, respectively, and $218,311 and $416,110 for the nine months ended September 30, 2003 and 2002, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 78% and 58% of total revenues for the third quarter of 2003 and 2002, respectively and 81% and 75% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease in total revenues during the first nine months of 2003 was primarily attributable to the decrease in earned income on direct financing leases. Earned income on direct financing leases decreased because of the normal monthly amortization of unearned income using the interest method as well as the termination of certain direct financing leases since January 2002. The decrease in rental income also accounted for the overall decrease in revenues during the first nine months of 2003. Rental income decreased by approximately $43,000 because of equipment that terminated and was sold during 2003 and 2002. Furthermore, the decrease in interest income also contributed to the decrease in total revenues during the first nine months of 2003. This account decreased because of the decrease in cash available for investment by the Fund as a result of larger cash distributions paid to the partners of the Fund during 2002 and the first six months of 2003. Other income also decreased in 2003 which accounted for the total decrease in revenues, as well. The decrease in other income was primarily related to the decrease in late fees collected on delinquent rentals paid in 2003 compared to 2002.

    Expenses were $78,997 and $117,489 for the three months ended Septem-ber 30, 2003 and 2002, respectively, and $299,315 and $406,915 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in expenses for the nine months ended September 30, 2003 was primarily related to the decrease in depreciation expense resulting from equipment under operat-ing leases that terminated and was sold during 2003 and 2002. The decrease in general and administrative expense also contributed to the overall decrease in expenses in 2003. General and administrative expense decreased because of the decrease in the various costs incurred to operate the Fund on a daily basis. Management fee to related party also decreased during 2003 compared to 2002. The decrease in this account is a direct result of the decrease in rentals earned on both operating and direct financing leases in 2003 because of terminations of leases or sales of equipment.

    The Fund's net (loss) income was ($33,099) and $3,998 for the three months ended September 30, 2003 and 2002, respectively, and ($81,004) and $9,195 for the nine months ended September 30, 2003 and 2002, respectively. The (loss) income per equivalent limited partnership unit, after (loss) income allocated to the General Partner, was ($2.14) and $0.00 based on a weighted average number of equivalent limited partnership units outstanding of 15,299 and

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS(Continued)

22,823 for the three months ended September 30, 2003 and 2002, respectively. The (loss) income per equivalent limited partnership unit, after (loss) income allocated to the General Partner, was ($4.82) and $0.00 based on a weighted average number of equivalent limited partnership units outstanding of 16,639 and 24,765 for the nine months ended September 30, 2003 and 2002, respectively.

    The Fund (used) generated cash from operations of ($26,679) and $36,733, for the purpose of determining cash available for distribution, during the quarter ended September 30, 2003 and 2002, respectively. The General Partner declared and paid three cash distributions of $35,000 each subsequent to September 30, 2003 for the three months ended September 30, 2003. The General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 subsequent to September 30, 2002 for the three months ended September 30, 2002. For the nine months ended September 30, 2003 and 2002, the Fund (used) generated ($22,863) and $114,091 of cash from opera-tions, for the purpose of determining cash available for distribution. The General Partner declared cash distributions totaling $1,280,000 and $2,710,000 for the nine months ended September 30, 2003 and 2002, respectively. Addi-tionally, the General Partner declared and paid cash distributions totaling $1,070,000 during the first nine months of 2003 for the months of October, November and December 2002. The Fund paid five cash distributions of $35,000 each and one cash distribution of $1,000,000 during the nine months ended September 30, 2003 and three cash distributions of $35,000 each subsequent to September 30, 2003 for the nine months ended September 30, 2003. The Fund paid cash distributions totaling $1,640,000 during the nine months ended September 30, 2002 and cash distributions totaling $1,070,000 subsequent to September 30, 2002 for the nine months ended September 30, 2002. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

ANALYSIS OF FINANCIAL CONDITION

    The Fund continues the process of dissolution during 2003. As pro-vided in the Restated Limited Partnership Agreement, the investment in direct financing leases and the equipment under operating leases shall be liquidated as promptly as is consistent with obtaining their fair value. During this time, the Fund will continue to look for opportunities to purchase equipment under operating leases or invest in direct financing leases with cash available from operations that was not distributed to partners in prior periods. The Fund invested $497,370 in direct financing leases and purchased equipment under operating leases of $1,023,069 during the first nine months of 2003.

                      FIDELITY LEASING INCOME FUND VI, L.P.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

ANALYSIS OF FINANCIAL CONDITION (Continued)

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies through the dissolution of the Fund.

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

                              September 30, 2003


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

                FIDELITY LEASING INCOME FUND VI, L.P.




            11-14-03     By:  /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            11-14-03     By:  /s/ Marianne T. Schuster
                             ____________________________
                             Marianne T. Schuster
                             Vice President of Accounting of
                             LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  November 14, 2003


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

Date:  November 14, 2003


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

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      November 14, 2003

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Fidelity Leasing Income Fund VI, L.P. (the "Fund") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Marianne T. Schuster, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Marianne T. Schuster
      ________________________
      Marianne T. Schuster
      Principal Financial Officer of LEAF Financial Corporation
      November 14, 2003