Form 10-K
period 2003-12-31
FIDELITY LEASING INCOME FUND VI LP
filed 2004-03-30
CIK 846471

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                    FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2003

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                         Yes____ No__X__

The number of outstanding limited partnership units of the Registrant at December 31, 2003 is 75,264.

There is no public market for these securities.

The index of Exhibits is located on page 14.

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

Item 2.  PROPERTIES

     On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquidation.
On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $1,218,242. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.


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

         (b)  Number of Equity Security Holders:

                                                Number of Partners
                    Title of Class            as of December 31, 2003

              Limited Partnership Interests            2,732
              General Partnership Interest                 1


Item 6.  SELECTED FINANCIAL DATA

     The following selected financial and operating information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," and our financial statements, including the notes thereto, included elsewhere herein.

                                       For the Years Ended December 31,
                            2003         2002         2001         2000         1999
Total Income               $254,436     $497,806     $840,130   $1,369,434   $1,844,586
Net (Loss) Income          (142,100)     (54,926)     333,548      412,064      429,662
Distributions to Partners 2,550,000    4,780,000      420,000      360,000      300,000
Net (Loss) Income per
 Equivalent Limited
 Partnership Unit             (8.67)       (2.29)       10.42        13.75        14.42
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                    16,222       23,732       29,713       29,679       29,502

                                                  December 31,
                            2003         2002         2001         2000         1999
Total Assets             $1,923,966   $4,538,785   $9,296,409   $9,381,474   $9,389,226
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)           -         798,903      801,290    1,035,279    1,756,936
Net Investment in
 Direct Financing Leases  1,443,944      775,005    4,008,473    6,111,432    5,426,656
Limited Partnership
 Units                       75,264       75,264       75,264       75,264       75,264
Limited Partners              2,732        2,726        2,706        2,692        2,678

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Fidelity Leasing Income Fund VI, L.P. had revenues of $254,436, $497,806 and $884,130 for the years ended December 31, 2003, 2002 and 2001, respect-tively. Earned income from direct financing leases and rental income from the leasing of equipment accounted for 82%, 75% and 81% of total revenues in 2003, 2002 and 2001, respectively. The decrease in total revenues in 2003 and 2002 was partially attributable to the decrease in earned income on direct financing leases. This account decreased in 2003 because of the amortization of unearned income using the interest method as well as the early termination of certain direct financing leases during 2003 and late 2002. The decrease in this account in 2002 resulted from the net effect of the amortization of the unearned income using the interest method and the earned income recognized on new investments in direct financing leases made in 2002 and 2001. The
Fund invested $1,222,991, $40,147 and $919,992 in direct financing leases during the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the decrease in rental income contributed to the decrease in total revenues in 2003 and 2002. In 2003, rental income decreased by approximately $85,000 because of equipment that terminated and was sold during 2002. In 2002, rental income decreased by approximately $85,000 because of equipment that came off lease or terminated and was sold during both 2002 and 2001. The variation in interest income also affected the overall decrease in revenues in 2003 and 2002. Interest income decreased in 2003 and decreased in 2002 because of fluctuating cash balances available for investment by the Fund. In 2003, cash balances decreased because of the cash distributions made to partners during the year. In 2002, cash balances de-creased because of rental proceeds received on direct financing leases. Furthermore, the loss in net gain on sale of equipment contributed to the overall decrease in revenues during 2003 and 2002. There was no gain on sale of equipment recognized for the twelve months ended December 31, 2002.
The Fund recognized a net gain on sale of equipment of $46,260 for the year ended December 31, 2001. The variation in other income during 2003 and 2002 also affected the amount of the total decrease in revenues. Other income decreased in 2003 because of less late charges collected on delinquent rentals received by the Fund. In 2002, other income increased because of the increase in transfer fees collected on investor account transfers made in 2002. The increase in this account mitigated the overall decrease in revenues in 2003.

     Expenses were $396,536, $552,732 and $506,582 for the years ended
December 31, 2003, 2002 and 2001, respectively. Depreciation expense comprised 14%, 25% and 34% of total expenses in 2003, 2002 and 2001, respectively.
The decrease in expenses in 2003 and 2002 was primarily attributable to the decrease in depreciation expense. Depreciation expense decreased in 2003 and 2002 because of equipment that came off lease or terminated and was sold during 2003 and 2002. The decrease in management fee to related party also contri-buted to the decrease in total expenses in both 2003 and 2002. This account decreased as a result of the decrease in rentals earned on both operating and direct financing leases during 2003 and 2002. The Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

releasing of equipment, technological developments and information provided in third party publications. There was no charge to write-down of equipment to net realizable value for the years ended December 31, 2003, 2002 and 2001. In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognized gains, if any, upon actual sale of its rental equipment. General and administrative expense decreased during the twelve months ended Decem-ber 31, 2003 because of lower costs being incurred to run the Fund on a daily basis. General and administrative costs for the twelve months ended Decem-ber 31, 2002 increased because of the increase in expenses incurred to operate the Fund on a daily basis. General and administrative expense to related party increased in 2003 and decreased in 2002 as a result of the fluctuation in expenses incurred by the General Partner or its parent company for services and materials provided to the Fund during these years. The change in both general and administrative expense and general and administrative expense to related party affected the decrease in total expenses during these years.

     The Fund's net (loss) income was ($142,100), ($54,926) and $333,548 for the years ended December 31, 2003, 2002 and 2001, respectively. The (loss) earnings per equivalent limited partnership unit, after (loss) earnings allocated to the General Partner, were ($8.67), ($2.29) and $10.42 for the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average number of equivalent limited partnership units outstanding were 16,201, 23,732 and 29,713 for the years ended December 31, 2003, 2002 and
2001, respectively.

     The Fund (used) generated cash from operations, for the purpose of determining cash available for distribution, of ($74,966), $82,706 and $474,217 during the years ended December 31, 2003, 2002 and 2001, respectively. The Fund distributed $2,550,000, $2,710,000 and $315,000 during the period April 1 through December 31, 2003, 2002 and 2001, respectively. During the first quarter of 2003 and 2002, the Fund distributed $1,070,000 and $2,070,000 to partners, respectively. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund is currently in the process of dissolution. During 2003, the Fund continued to look for opportunities to purchase equipment under operating leases or invest in direct financing leases for lease terms consistent with the plan of dissolution. The Fund purchased $-0-, $135,245 and $10,034 of equipment during 2003, 2002 and 2001, respectively. The Fund invested in $1,225,887, $40,147 and $919,992 of direct financing leases during the twelve months ended December 31, 2003, 2002 and 2001, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

     The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

     On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $1,218,242. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

Recent Accounting Pronouncements

     The Fund adopted Financial Accounting Standards Board ("FASB") Interpreta-tion 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on Jan-uary 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

     In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary.
The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Subsequent to the issuance of FIN 46, the FASB issued a revised interpre-tation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Fund does not anticipate that FIN 46 will have a material impact on its financial position or results of operations.

     The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presenta-tion to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Recent Accounting Pronouncements (Continued)

earnings. SFAS 150 is effective for public companies for financial instru-ments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

Critical Accounting Policies, Judgments and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of actual revenues and expenses during the reporting period. Although we believe our estimates are reasonable, actual results could differ from those estimates. Changes in these estimates could materially affect our financial position, results of operations or cash flows. Key estimates used by our management include estimates used to record revenue and expense accruals, depreciation and amortization, asset impairment and fair values of assets acquired. We summarize our significant accounting policies in Note 2 to our Financial Statements included in this report. We discuss below the critical accounting policies that we have identified.

Accounts Receivable and Allowances for Uncollectible Accounts

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets.

Net Assets in Liquidation

     The 2003 financial statements have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All of our assets and liabilities are denominated in U.S. dollars, and as a result, we do not have exposure to currency exchange risks.

     We do not engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, and as a result, we do not have exposure to derivatives risk.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report commencing on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


Item 9A.  CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. We necessarily applied our judgment in assessing the costs and benefits of such controls and proce-dures, which by their nature can provide only reasonable assurance regarding our control objectives.

     We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Our chief executive officer and chief financial officer participated and provided input into this process. Based upon the foregoing, these senior officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports.

     There has been no change in our internal control over financial report-ing that occurred during the fourth fiscal quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Fund is LEAF Financial Corporation (LEAF). LEAF is a wholly owned subsidiary of Resource Leasing, Inc. which is a wholly owned subsidiary of Resource America, Inc. (Resource America). The Directors and Executive Officers of LEAF are:

     CRIT DEMENT, age 51, Chairman of the Board of Directors and Chief Executive Officer of LEAF since February 2002. Chairman of the
     Board of Directors, President and Chief Executive Officer of LEAF from November 2001 to February 2002. President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of CitiCapital Vendor Finance from 1998 to 2001. Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

     ALAN D. SCHREIBER, M.D., age 61, Professor of Medicine since 1973 and Assistant Dean for Research and Research Training sine 1990 at the University of Pennsylvania School of Medicine. Chairman, Scientific Advisory Board, Inkine Pharmaceutical Co., Inc. (a publicly traded biopharmaceutical company) since 1997. Founder and Chief Scientific Officer of CorBec Pharmaceuticals, Inc. from 1993 to 1997.

     EDWARD E. COHEN, age 65, Director of LEAF since November 2001. Chairman of the Board of Resource America since 1990. President of Resource America since 2000 and Chief Executive Officer of Resource America since 1988. Chairman of the Managing Board of Directors of Atlas Pipeline Partners GP, LLC (a wholly owned subsidiary of Resource America that is the general partner of a publicly traded limited partnership that owns and operates natural gas pipelines) since its formation in 1999. Chairman of the Board of Directors of Brandywine Construction & Management, Inc. (a property management company) since 1994. Mr. Cohen is the father of Jonathan Z. Cohen.

     JONATHAN Z. COHEN, age 33, Director of LEAF since November 2001. Chief Operating Officer and a Director of Resource America since 2002. Execu-tive Vice President of Resource America since 2001. Senior Vice Presi-dent of Resource America from 1999 to 2001. Vice President of Resource America from 1998 to 1999. Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999. Trustee and Secretary of RAIT Investment Trust (a publicly traded real estate invest-ment trust) since 1997. Mr. Cohen is the son of Edward E. Cohen.

     MILES HERMAN, age 44, President, Chief Operating Officer and a Director of LEAF since February 2002. Vice President and a Director of LEAF from November 2001 to February 2002. Held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001. Held several management positions in sales, marketing and operations at Tokai Financial Services from 1983 to 1998.

     FREDDIE M. KOTEK, age 48, Director of LEAF since 1996. Senior Vice President of Resource America since 1995. President of Resource Leasing, Inc. since 1996.

     LINDA RICHARDSON, age 56, Director of LEAF since August 2002. President and Chief Executive Officer of Richardson (a sales training and consulting firm) since 1988. A director of the Pennsylvania Academy of the Fine Arts.

     ROBERT K. MOSKOVITZ, age 47, Chief Financial Officer and Treasurer of LEAF
     since 2004.   Independent consultant working with companies on performance management initiatives from 2002 to 2004. Executive Vice President and Chief Financial Officer of ImpactRx, Inc., (a start-up, market research firm servicing pharmaceutical manufacturers). Chief Financial Officer of Breakthrough Commerce LLC (a holding company that created and funded Internet related businesses) from 1999 to 2001. Held senior financial positions with several high growth public and privately owned companies from 1983 to 1997. Mr. Moskovitz is also a Certified Public Accountant.


Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 2003:

            Name of Individual or      Capacities in
               Number in Group         Which Served        Compensation
            ---------------------      -------------       ------------

            LEAF Financial
             Corporation               General Partner      $22,524(1)
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

           Name of Individual                  Number of
                or Group                      Units Owned
           ------------------                 -----------

           James S. and Danea T. Riley        7,718.65 (1)

           Odd Lot Liquidity Fund, LLC        7,718.65 (2)

           Sierra Fund 4, LLC                 7,718.65 (3)

           (1) Amount represents beneficial ownership interest through ownership of Odd Lot Liquidity Fund, LLC and Sierra Fund 4, LLC which own 4,282,09 units and 3,436.56 units, respectively, of the outstanding limited partnership units of the Fund.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (Continued)

           (2) Amount represents direct ownership by Odd Lot Liquidity Fund, LLC of 4,282,09 units and beneficial ownership of 3,436.56 units by virtue of group membership and affiliate status with Sierra Fund 4, LLC.

           (3) Amount represents direct ownership by Sierra Fund 4, LLC of 3,436.56 units and beneficial ownership of 4,282,09 units by virtue of group membership and affiliate status with Odd Lot Liquidity Fund, LLC.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2003, the Fund was charged by the General Partner $22,524 of management fees. The General Partner will continue to receive 5% or 2% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term of the lease are at least sufficient to recover the purchase price of the equipment, including acquisition fees. All of the direct financing leases in which the Fund has invested meet the criteria for a full pay-out lease and pay a 2% management fee to the General Partner. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

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

     The General Partner receives 1% of cash distributions until the Limited Partners have received an amount equal to the purchase price of their units plus a 12% compounded priority return. Thereafter, the General Partner will receive 10% of cash distributions. During the year ended December 31, 2003, the General Partner received $25,500 of cash distributions.

     The Fund incurred $173,728 of reimbursable costs to the General Partner and its parent company for services and materials provided in connection with the administration of the Fund during 2003.

     On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquidation.
On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $1,218,242. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Aggregate fees recognized by the Partnership during the years ending December 31, 2003 and 2002 by its principal accounting firm, Grant Thornton, LLP, are set forth below. The audit committee of the managing board of our General Partner has considered whether the provision of the non-audit services described below is compatible with maintaining the principal accountant's independence.

Audit fees  (1)                          $31,350                    $29,000
Audit related fees (2)                      (                          -
Tax fees (3)                                -                          -
All other fees (4)                          -                          -
                                         _______                    _______
Total aggregate fees billed              $31,350                    $29,000
                                         =======                    =======

           (1) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for the audit of the Partnership's annual financial statements and the review of financial statements included in Form 10-Q.
           The fees are for services that are normally provided by Grant Thornton, LLP in connection with statutory or regulatory filings or engagements.

           (2) Includes the aggregate fees recognized in each of the last two years for professional services rendered by Grant Thornton, LLP for tax compliance, tax advice, and tax planning.

           (3) Includes the aggregate fees recognized in each of the last two years for products and services provided by Grant Thornton, LLP, other than those services described above. Services in this category include due diligence related to an acquisition.

                                      PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements (1) and (2)  The response to this portion of
     Item 15 is submitted as a separate section of this report commencing on page F-1.

     (a) Exhibits (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                Exhibit Numbers             Description              Page Number

                   3(a) & (4)      Amended and Restated Agreement           *
                                       of Limited Partnership

                       (9)                 not applicable

                       (10)                not applicable

                       (11)                not applicable

                       (12)                not applicable

                       (13)                not applicable

                       (18)                not applicable

                       (19)                not applicable

                       (22)                not applicable

                       (23)                not applicable

                       (24)                not applicable

                       (25)                not applicable

                       (28)                not applicable

                       31.1                Rule 13a-14(a)/15d-14(a)
                                           Certification                   16

                       31.2                Rule 13a-14(a)/15d-14(a)
                                           Certification                   18

                       32.1                Section 1350 Certification      20

                       32.2                Section 1350 Certification      21


      b)  Reports on Form 8-K:  Not applicable


*  Incorporated by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND VI, L.P.
                  A Delaware limited partnership

                  By:  LEAF FINANCIAL CORPORATION

                       /s/ Crit DeMent
                  By:  ___________________________
                       Crit DeMent, Chairman of the Board and
                        Principal Executive Officer

Dated March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


          Signature                     Title                            Date



/s/ Crit DeMent
____________________________  Chairman of the Board of Directors        3-30-04
Crit DeMent                    of LEAF Financial Corporation
                               (Principal Executive Officer)



/s/ Miles Herman
____________________________  President, and Director of                3-30-04
Miles Herman                   LEAF Financial Corporation
                               (Principal Operating Officer)



/s/ Jonathan Z. Cohen
____________________________  Director of LEAF Financial Corporation    3-30-04
Jonathan Z. Cohen



/s/ Freddie M. Kotek
____________________________  Director of LEAF Financial Corporation    3-30-04
Freddie M. Kotek



/s/ Robert K. Moskovitz
____________________________  Chief Financial Officer and Treasurer of  3-30-04
Robert K. Moskovitz            LEAF Financial Corporation
                               (Principal Financial Officer)

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the Regis-trant, is made known to us by others within those entities, partic-ularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the Regis-trant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 30, 2004


/s/ Crit DeMent
____________________________
Crit S. DeMent
Chairman of the Board of Directors of LEAF Financial Corporation,
The General Partner
(Principal Executive Officer)

                                                           Exhibit 31.2

                                CERTIFICATIONS


     I, Robert K. Moskovitz, certify that:

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our super-vision, to ensure that material information relating to the Regis-trant, is made known to us by others within those entities, partic-ularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal controls over financial reporting that occurred during the Regis-trant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal controls over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal controls over financial re-porting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  March 30, 2004


/s/ Robert K. Moskovitz
____________________________
Robert K. Moskovitz
Chief Financial Officer and Treasurer of LEAF Financial Corporation, The General Partner
(Principal Financial Officer)

                                                           Exhibit 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VI,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Crit DeMent, Principal Executive Officer of LEAF Financial Corporation, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      March 30, 2004

                                                           Exhibit 32.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Fidelity Leasing Income Fund VI,
L.P. (the "Fund") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert K. Moskovitz, Principal Financial Officer of LEAF Financial Corpora-tion, the General Partner of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of opera-tions of the Fund.



      /s/ Robert K. Moskovitz
      ________________________
      Robert K. Moskovitz
      Principal Financial Officer of LEAF Financial Corporation
      March 30, 2004

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Pages

          Report of Independent Certified Public Accountants          F-2

          Statement of Net Assets in Liquidation as of
           December 31, 2003                                          F-3

          Balance Sheet as of December 31, 2002                       F-4

          Statement of Changes of Net Assets in Liquidation for
           the year ended December 31, 2003                           F-5

          Statements of Operations for the years ended
           December 31, 2002 and 2001                                 F-6

          Statements of Partners' Capital for the years ended
           December 31, 2002 and 2001                                 F-7

          Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001                           F-8

          Notes to Financial Statements                            F-9 - F-18




















All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.

                 Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund VI, L.P.



     We have audited the balance sheet of the Fidelity Leasing Income
Fund VI, L.P. (the Fund) as of December 31, 2002, and the related statements of operations, partners' capital, and cash flows for each of the two years ended December 31, 2002. In addition, we have audited the statement of net assets in liquidation as of December 31, 2003, and the related statement of changes in net assets in liquidation for the period from January 1, 2003 to December 31, 2003. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     As described in Note No. 3 to the financial statements, the General Partner approved a plan of liquidation. As a result, the Fund has changed its basis of accounting for periods subsequent to December 31, 2002 to a liquidation basis.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fidelity Leasing Income Fund VI, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the two years then ended, its net assets in liquidation as of December 31, 2003, and the changes in its net assets in liquidation for the period from January 1, 2003 to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.



Grant Thornton LLP
Philadelphia, Pennsylvania
February 10, 2004
(except for Note No. 3 as to which the date is February 27, 2004)

                          FIDELITY LEASING INCOME FUND VI, L.P.

                              STATEMENT OF NET ASSETS IN LIQUIDATION

ASSETS
                                                      December 31, 2003
       Cash and cash equivalents                           $  151,314

       Accounts receivable                                     57,754

       Due from related parties                               185,114

       Net investment in direct financing leases            1,443,944

       Note receivable                                         85,840
                                                           __________

               Total assets                                $1,923,966
                                                           ==========

LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance                   $   55,645

             Accounts payable and accrued expenses             95,238

             Security deposits                                 11,852

             Due to related parties                            92,873
                                                           __________

                Total liabilities                             255,608

       Partners' capital                                    1,668,358
                                                           __________

                Total liabilities and partners' capital    $1,923,966
                                                           ==========








The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                          BALANCE SHEET

ASSETS
                                                      December 31, 2002
       Cash and cash equivalents                           $2,889,654

       Accounts receivable                                      6,612

       Due from related parties                                68,611

       Net investment in direct financing
        leases                                                775,005

       Equipment under operating leases  (net of
        accumulated depreciation of $640,68)                  232,403

       Equipment held for sale or lease                       566,500
                                                           __________

               Total assets                                $4,538,785
                                                           ==========

LIABILITIES AND PARTNERS' CAPITAL
       Liabilities:

             Lease rents paid in advance                   $   64,034

             Accounts payable and accrued expenses             81,455


             Due to related parties                            32,838
                                                           __________

                Total liabilities                             178,327

       Partners' capital                                    4,360,458
                                                           __________

                Total liabilities and partners' capital    $4,538,785
                                                           ==========








The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                         STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION

                               For the year ended December 31, 2003

Income:
  Earned income on direct financing leases                    $118,834
  Rentals                                                       90,890
  Interest                                                      37,593
  Other                                                          7,119
                                                              ________
                                                               254,436
                                                              ________

Expenses:
  Depreciation                                                  56,488
  General and administrative                                   133,150
  General and administrative to related party                  173,728
  Management fee to related party                               22,524
  Loss on sale of equipment, net                                10,646
                                                              ________
                                                               396,536
                                                              ________

Net loss                                                     ($142,100)
                                                              ========

Net loss per equivalent limited partnership unit             ($   8.67)
                                                              ========


Weighted average number of equivalent limited partnership
 units outstanding during the year                              16,222
                                                              ========


Net assets in liquidation at January 1, 2003                $4,360,458
  Cash distributions - Limited Partners                     (2,524,500)
  Cash distributions - General Partner                         (25,500)
  Net loss                                                    (142,100)
                                                            __________

Net assets in liquidation at December 31, 2003              $1,668,358
                                                            ==========







The accompanying notes are an integral part of these financial statements.

                          FIDELITY LEASING INCOME FUND VI, L.P.

                                     STATEMENTS OF OPERATIONS

                                        For the years ended December 31,

                                               2002          2001

Income:
  Earned income on direct
   financing leases                          $196,009       $455,118
  Rentals                                     175,873        261,002
  Interest                                     97,126        104,399
  Other                                        28,798         19,611
                                             ________       ________
                                              497,806        840,130
                                             ________       ________

Expenses:
  Depreciation                                137,632        186,929
  General and administrative                  176,007        124,907
  General and administrative to
   related party                              172,962        158,110
  Management fee to related party              66,131         82,896
  Gain on sale of equipment, net                 -           (46,260)
                                             ________       ________
                                              552,732        506,582
                                             ________       ________

Net (loss) income                           ($ 54,926)      $333,548
                                             ========       ========

Net (loss) income per equivalent
 limited partnership unit                   ($   2.29)      $  10.42
                                             ========       ========


Weighted average number of
 equivalent limited partnership
 units outstanding during the year             23,732         29,713
                                              =======       ========









The accompanying notes are an integral part of these financial statements.

                        FIDELITY LEASING INCOME FUND VI, L.P.

                               STATEMENT OF PARTNERS' CAPITAL

                    For the years ended December 31, 2002 and 2001


                                     General        Limited Partners
                                     Partner       Units        Amount          Total
                                     _______       ____________________         _____

Balance, January 1, 2001            $ 4,800       75,264     $9,277,036       $9,281,836

Cash distributions                   (4,200)        -          (415,800)        (420,000)

Net income                           23,850         -           309,698          333,548
                                    _______       ______     __________       __________

Balance, December 31, 2001           24,450       75,264      9,170,934        9,195,384

Cash distributions                  (47,800)        -        (4,732,200)      (4,780,000)

Net loss                               (549)        -           (54,377)         (54,926)
                                    _______       ______     __________       __________

Balance, December 31, 2002          (23,899)      75,264      4,384,357        4,360,458
                                    =======       ======     ==========       ==========













The accompanying notes are an integral part of this financial statement.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                                 STATEMENTS OF CASH FLOWS
                                                   For the years ended December 31,
                                                   2003          2002         2001
Cash flows from operating activities:
  Net (loss) income                           ($  142,100)  ($   54,926)  $  333,548
                                               __________    __________   __________
  Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
  Depreciation                                     56,488       137,632      186,929
  Gain (loss) on sale of equipment, net            10,646          -         (46,260)
  (Increase) decrease in accounts receivable      (51,142)      285,346      (82,080)
  (Increase) decrease in due from
   related parties                               (116,503)      (51,214)      24,736
  Increase in note receivable                     (85,840)         -            -
  Increase (decrease) in lease rents paid in
   advance                                         (8,389)        8,146       20,709
  Increase (decrease) in accounts payable
   and accrued expenses                            13,783        61,566      (16,526)
  Increase in security deposits                    11,852          -            -
  Increase (decrease) in due to related parties    60,035         7,590       (2,796)
                                               __________    __________   __________
                                                 (109,070)      449,066       84,712
                                               __________    __________   __________
  Net cash provided by operating activities      (251,170)      394,140      418,260
                                               __________    __________   __________
Cash flows from investing activities:
  Acquisition of equipment                           -         (135,245)     (10,034)
  Investment in direct financing leases        (1,222,991)      (40,147)    (919,992)
  Proceeds from direct financing leases,
   net of earned income                           984,839     3,273,615    3,022,951
Principal payments on notes receivable             20,215          -            -
Proceeds from sale of equipment                   280,767          -         103,354
                                               __________    __________   __________
  Net cash provided by (used in)
   investing activities                            62,830     3,098,223    2,196,279
                                               __________    __________   __________
Cash flows from financing activities:
  Distributions                                (2,550,000)   (4,780,000)    (420,000)
                                               __________    __________   __________
  Net cash used in financing activities        (2,550,000)   (4,780,000)    (420,000)
                                               __________    __________   __________
Increase (decrease) in cash and
 cash equivalents                              (2,738,340)   (1,287,637)   2,194,539
Cash and cash equivalents, beginning of year    2,889,654     4,177,291    1,982,752
                                               __________    __________   __________
Cash and cash equivalents, end of year         $  151,314    $2,889,654   $4,177,291
                                               ==========    ==========   ==========
Supplemental disclosure on non-cash
 investing activities:
  Equipment held for sale or lease
   transferred to net investment
   in direct financing leases                  $  451,000    $    -       $     -
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

     The Fund is currently in the process of dissolution. The assets of the Fund shall be liquidated as promptly as is consistent with obtaining their fair value. See Note No. 3 for full description of liquidation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

     The 2003 financial statements have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.

     The accounting and reporting policies of the Fund conform to accounting principles generally accepted in the United States of America (US GAAP). In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, un-guaranteed residual values and impairment of residual values. Actual results could differ from those estimates.

     The Fund carries its investments in the future estimated unguaranteed residual values of assets at cost, which is equal to or less than market value, subject to the Fund's policy relating to impairments of residuals.
Gains or losses are recognized upon the sale or disposition of the investments.

     The Fund reviews, on a periodic basis, the carrying value of its residuals on an individual asset basis to determine whether events or changes in circum-stances indicate that the carrying value of an asset may not be recoverable and, therefore, an impairment loss should be recognized. The events or changes in circumstances which generally indicate that the residual value of an asset has been impaired are (i) the estimated fair value of the underlying equipment is less than the Fund's carrying value or (ii) the lessee is experiencing financial difficulties and it does not appear likely that the estimated proceeds from disposition of the asset will be sufficient to satisfy the remaining obligation to the non-recourse lender and the Fund's residual

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Financial Statement Presentation (Continued)

position. Generally in the latter situation, the residual position relates to equipment subject to third party non-recourse notes payable where the lessee remits their rental payments directly to the lender and the Fund does not recover its residual until the non-recourse note obligation is repaid in full. The Fund measures its impairment loss as the amount by which the carrying amount of the residual value exceeds the estimated proceeds to be received by the Fund from re-lease or sale of the equipment. Generally, third party appraisals, reviews of future cash flows and anticipated future cash flows and detailed market analyses are used as the basis for measuring whether an impairment loss should be recognized.

     The Fund records an allowance for doubtful accounts to provide for estimated credit losses in its portfolio. The allowance for doubtful accounts is based on the ongoing analysis of delinquency trends, loss experience and an assessment of overall credit risk. The Fund's write-off policy is based on an analysis of the aging of the Fund's portfolio, a review of the non-performing receivables and leases, and prior collection experience. An account is fully reserved or written off when the analysis indicates that the probability of collection of the account is remote.

     Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments in annual financial statements. The Fund has one operating and, accordingly, one reportable segment, "Leasing Activities."

Accounting for Leases

     The Fund's leasing operations consist of both direct financing and operating leases. Under the direct financing method of accounting for leases, income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method.

     Under the operating method of accounting for leases, the cost of the leased equipment is recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to seven years. Acquisition fees associated with lease placements are allocated to equipment when purchased and depreciated as part of equipment cost. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and related accumulated dep-reciation are removed from the accounts and the resulting gain or loss, if any, is reflected in income.

                      FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment Held for Sale or Lease

     Equipment held for sale or lease is carried at its estimated net realiz-able value.

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

Concentration of Credit Risk (Continued)

     Concentrations of credit risk with respect to accounts receivables are due to the limited dispersion of the Fund's lessees over different industries and geographies.

Comprehensive Income

     Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as "other comprehensive income." The Fund has no other elements of comprehensive income, other than net income to report.

Recent Accounting Pronouncements

     The Fund adopted Financial Accounting Standards Board ("FASB") Interpreta-tion 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on
January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

     In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Con-solidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

     Subsequent to the issuance of FIN 46, the FASB issued a revised inter-pretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Fund does not anticipate that FIN 46 will have a material impact on its financial position or results of operations.

                    FIDELITY LEASING INCOME FUND VI, L.P.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

     The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presenta-tion to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instru-ments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

3.  LIQUIDATION

     On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquidation.
On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $1,218,242. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

5.  EQUIPMENT LEASED (Continued)

represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The Fund reviews these residual values quarterly. If the equipment's fair market value is below the estimated residual value, an adjustment is made.

     The approximate net investment in direct financing leases as of Decem-ber 31, 2003 is as follows:

              Minimum lease payments to be received            $1,561,000
              Unguaranteed residuals                              120,000
              Unearned rental income                             (236,000)
              Unearned residual income                             (1,000)
                                                               __________
                                                               $1,444,000
                                                               ==========

     In accordance with accounting principles generally accepted in the United States of America, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recog-nizes gains upon actual sale of its rental equipment. As a result, there was no charge to write-down of equipment to net realizable value for the year ended December 31, 2003, 2002 and 2001, respectively. Any future losses are dependent upon unanticipated technological developments affecting the equipment in subsequent years.

     The future approximate minimum rentals to be received on noncancellable direct financing leases as of December 31 are as follows:

                                             Direct
                                           Financing

                    2004                    $ 482,000
                    2005                      352,000
                    2006                      263,000
                    2007                      212,000
                    Post 2007                 252,000
                                             ________
                                           $1,561,000
                                            =========

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

6.  RELATED PARTY TRANSACTIONS (Continued)

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

     Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner and its parent company during the years ended December 31:

                                          2003       2002        2001

        Management fee                 $ 22,524    $ 66,131    $ 82,896
        Reimbursable costs              173,128     172,962     158,110

    During 2001, the Fund transferred its checking and investment accounts from Hudson United Bank to The Bancorp.com, Inc. (TBI). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBI. The Fund maintains a normal banking relation-ship with TBI.

     Amounts due from related parties at December 31, 2003 and 2002 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

     Amounts due to related parties at December 31, 2003 and 2002 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

     On August 25, 2003 the General Partner issued a letter to the Limited Partners informing them that the Fund was in the final phase of liquidation.
On February 27, 2004 the Fund sold the outstanding lease portfolio on its books for a sale price of $1,218,242. The aggregate purchase price is an amount equal to the book value, which approximates fair value, of each of the leases in the portfolio as of the date of sale. In order to effect an orderly, timely and complete liquidation of the Fund in a single transaction, the portfolio was acquired by a company related to the General Partner.

7.  MAJOR CUSTOMERS

     For the year ended December 31, 2003, two customers accounted for 60% and 40% of the Fund's rental income. For the year ended December 31, 2002, two customers accounted for 67% and 28% of the Fund's rental income. For the year ended December 31, 2001, three customers accounted for 45%, 22% and 19% of the Fund's rental income.

                      FIDELITY LEASING INCOME FUND VI, L.P.

8.  CASH DISTRIBUTIONS

     Below is a summary of the cash distributions paid to partners during the years ended December 31:

                 For the Quarter Ended         2003           2002           2001
                      March                $1,070,000     $2,070,000       $105,000
                      June                  1,070,000        605,000        105,000
                      September               105,000      1,035,000        105,000
                      December                305,000      1,070,000        105,000
                                           __________     __________       ________
                                           $2,550,000     $4,780,000       $420,000
                                           ==========     ==========       ========

                      FIDELITY LEASING INCOME FUND VI, L.P.

9.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

     The following table summarizes the results of operations on a quarterly basis during 2003 and 2002:

                                                                  2003
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                    $32,725    $27,591    $29,576   $ 28,942
     Rentals                                        154      8,125     32,790     49,821
     Interest                                    11,038      2,778      8,185     15,592
     Other                                       (7,792)     7,404      4,409      3,098
                                                _______    _______    _______   ________

   Total income                                  36,125     45,898     74,960     97,453
                                                _______    _______    _______   ________

   Expenses:

     Depreciation                                  -         6,420     17,332     32,736
     General and administrative                  33,244     36,161     15,911     47,834
     General and administrative to
      related party                              50,430     32,063     47,287     43,948
     Management fee to related party              4,554      4,353      5,798      7,819
     Loss on sale of equipment, net               8,993       -         1,653       -
                                                _______    _______    _______   ________

   Total expenses                                97,221     78,997     87,981    132,337
                                                _______    _______    _______   ________

   Net loss                                    ($61,096)  ($33,099)  ($13,021) ($ 34,884)
                                                =======    =======    =======   ========

   Net loss per equivalent
    limited partnership unit                   ($  4.24)  ($  2.14)  ($  0.79) ($   1.88)
                                                =======    =======    =======   ========

                      FIDELITY LEASING INCOME FUND VI, L.P.

9.  SUMMARY OF QUARTERLY RESULTS (UNAUDITED) (Continued)


                                                                  2002
                                                 ----------------------------------------
                                                 Fourth      Third     Second      First
                                                 Quarter    Quarter    Quarter    Quarter
                                                 -------    -------    -------    -------
   Income:
     Earned income on direct financing
      leases                                   $ 16,240   $ 28,578   $ 71,438   $ 79,753
     Rentals                                     42,230     42,230     42,230     49,183
     Interest                                    22,148     26,564     23,515     24,899
     Other                                        1,078     24,115      1,987      1,618
                                               ________   ________   ________   ________

   Total income                                  81,696    121,487    139,170    155,453
                                               ________   ________   ________   ________

   Expenses:

     Depreciation                                32,736     32,735     32,736     39,425
     General and administrative                  55,955     33,205     47,881     38,966
     General and administrative to
      related party                              51,041     41,984     36,894     43,043
     Management fee to related party              6,085      9,565     28,536     21,945
                                               ________   ________   ________   ________

   Total expenses                               145,817    117,489    146,047    143,379
                                               ________   ________   ________   ________

   Net (loss) income                           $(64,121)  $  3,998   $ (6,877)  $ 12,074
                                               ========   ========   ========   ========

   Net (loss) income per equivalent
    limited partnership unit                   $  (2.64)  $   -      $  (0.26)  $   0.24
                                               ========   ========   ========   ========