Form 10-Q
period 2004-03-31
FIDELITY LEASING INCOME FUND VI LP
filed 2004-05-05
CIK 846471

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

                      FIDELITY LEASING INCOME FUND VI, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                       ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             2004                     2003
                                        ______________           _____________

Cash and cash equivalents                 $1,629,899               $  151,314

Accounts receivable                             -                      57,754

Due from related parties                        -                     185,114

Net investment in direct financing leases       -                   1,443,944

Note receivable                                 -                      85,840
                                          __________               __________

       Total assets                       $1,629,899               $1,923,966
                                          ==========               ==========

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

     Lease rents paid in advance          $      -                 $   55,645

     Accounts payable and accrued expenses       -                     95,238

     Distributions payable                  1,628,227                    -

     Security deposits                           -                     11,852

     Due to related parties                     1,672                  92,873
                                           __________              __________

       Total liabilities                    1,629,899                 255,608

Partners' capital                                -                  1,668,358
                                           __________              __________

       Total liabilities and
        partners' capital                  $1,629,899              $1,923,966
                                          ===========              ==========


The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                STATEMENT OF CHANGES OF NET ASSETS IN LIQUIDATION
                    For the three months ended March 31, 2004

                                  (Unaudited)

                                                    2004
                                                  ________

Income:
     Earned income on direct financing
     leases                                       $ 17,969
     Rentals                                        40,455
     Interest                                        2,166
     Gain on sale of equipment, net                    715
                                                  ________

                                                    61,305
                                                  ________

Expenses:
     Depreciation                                     -
     General and administrative                     31,890
     General and administrative to related party    66,926
     Management fee to related party                 2,532
                                                  ________
                                                   101,438
                                                  ________

Net loss                                         ($ 40,133)
                                                  ========

Net loss per equivalent
  limited partnership unit                       ($   2.96)
                                                  ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               13,445
                                                  ========

Net assets in liquidation at January 1, 2004    $1,668,358
  Cash distributions declared -
    Limited Partners                            (1,611,943)
  Cash distributions declared -
    General Partner                                (16,282)
  Net loss                                         (40,133)
                                                __________

Net assets in liquidation at March 31, 2004     $     -
                                                ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                             STATEMENT OF OPERATIONS
                    For the three months ended March 31, 2003

                                  (Unaudited)

                                                    2003
                                                  ________

Income:
     Earned income on direct financing
     leases                                       $ 28,942
     Rentals                                        49,821
     Interest                                       15,592
     Other                                           3,098
                                                  ________

                                                    97,453
                                                  ________

Expenses:
     Depreciation                                   32,736
     General and administrative                     47,834
     General and administrative to related party    43,948
     Management fee to related party                 7,819
                                                  ________
                                                   132,337
                                                  ________

Net loss                                         ($ 34,884)
                                                  ========

Net loss per equivalent
  limited partnership unit                       ($   1.88)
                                                  ========

Weighted average number of
  equivalent limited partnership
  units outstanding during the period               18,380
                                                  ========







The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2004 and 2003
                                  (Unaudited)
                                                      2004          2003
                                                  __________     __________
Cash flows from operating activities:
     Net loss                                     $  (40,133)    $  (34,884)
                                                  __________     __________
     Adjustments to reconcile net (loss) income
      to net cash provided by operating
      activities:
     Depreciation                                       -            32,736
     Gain on sale of equipment, net                     (715)          -
     Decrease in accounts receivable                  57,754        (64,802)
     Decrease in due from related parties            185,114         39,361
     Decrease in note receivable                      85,840           -
     Decrease in lease rents paid in advance         (55,645)        (3,945)
     Increase (decrease) in accounts payable
       and accrued expenses                          (95,236)        25,034
     Increase (decrease) in due to related parties   (91,201)       (15,760)
     Increase (decrease) in security deposits        (11,852)        11,827
                                                  __________     __________
                                                      74.059         24,451
                                                  __________     __________
     Net cash used in operating activities            33,926        (10,433)
                                                  __________     __________

Cash flows from investing activities:
     Principal payments on note receivable              -             3,709
     Proceeds from sale of equipment               1,444,659        115,500
     Proceeds from direct financing leases,
       net of earned income                             -           262,359
     Investment in direct financing leases              -          (497,370)
                                                  __________     __________
        Net cash (used in) provided by
          investing activities                     1,444,659       (115,802)
                                                  __________     __________
Cash flows from financing activities:
     Distributions                                      -        (1,070,000)
                                                  __________     __________
        Net cash used in financing activities           -        (1,070,000)
                                                  __________     __________
     Decrease in cash and cash equivalents         1,478,585     (1,196,235)
     Cash and cash equivalents, beginning
      of period                                      151,314      2,889,654
                                                  __________     __________
     Cash and cash equivalents, end of period     $1,629,899     $1,693,419
                                                  ==========     ==========
Supplemental disclosure on non-cash activities:
    Distributions declared not paid               $1,628,227           -
                                                  ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 2004

                                  (Unaudited)

BASIS OF PRESENTATION

     The financial statements after September 30, 2003 have been prepared on a liquidation basis of accounting, whereby the remaining assets and liabilities have been revalued to the amount expected to be paid or collected during liquidation.

     The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regula-tions of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed financial state-ments should be read with the audited financial statements and notes thereto as of December 31, 2003 and for the year then ended.

1.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Fund adopted Financial Accounting Standards Board ("FASB") Inter-pretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45") on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees the Fund issues or modifies subsequent to December 31, 2002. The adoption of FIN 45 did not have a material impact on the financial position or results of operations of the Fund.

    In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Con-solidation of Variable Interest Entities." FIN 46 clarifies the applica-tion of Accounting Research Bulletin 51, "Consolidated Financial State-ments," to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

    Subsequent to the issuance of FIN 46, the FASB issued a revised inter-pretation, FIN 46 (R), the provisions of which must be applied to certain

FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

1.  RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

    variable interest entities by March 31, 2004. The adoption of FIN 46 (R) did not have a material impact on the Funds financial position or results of operations.

    The FASB issued SFAS No. 150, "Accounting for Certain Financial Instru-ments with Characteristics of Both Liabilities and Equity," on May 15, 2003. SFAS 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Fund's financial position or results of operations.

2.  LIQUIDATION

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

    The General Partner declared a cash distribution of $1,628,225 during the quarter ended March 31, 2004 for the liquidation of the Fund. The distribution was paid in early April 2004.

3.  EQUIPMENT LEASED

    The Fund had equipment leased under the direct financing method in accordance with Statement of Financial Accounting Standards No. 13. This method provides for recognition of income (the excess of the ag-gregate future rentals and unguaranteed residual upon expiration of the lease over the related equipment cost) over the life of the lease using the interest method. The Fund's direct financing leases were for initial lease terms ranging from 24 to 60 months.

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

                      FIDELITY LEASING INCOME FUND VI, L.P.
                     NOTES TO FINANCIAL STATEMENTS (Continued)

4.  RELATED PARTY TRANSACTIONS

    The General Partner received 5% of rental payments on equipment under operating leases and 2% of rental payments (as opposed to earned income) on full pay-out leases for administrative and management services per-formed on behalf of the Fund. Full pay-out leases are noncancellable leases for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from January 1, 1990 through the end of the most recent quarter, equal to a return for such period at a rate of 12% per year on the aggregate amount paid for their units.

    The General Partner may also receive up to 3% of the proceeds from the sale of the Fund's equipment for services and activities to be performed in connection with the disposition of equipment. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus a 12% cumulative compounded priority return. Based on actual operations, the Fund was not required to pay any sales fee to the General Partner.

    Additionally, the General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

    Following is a summary of fees and costs of services and materials charged by the General Partner or its parent company during the three months ended March 31, 2004 and 2003 (unaudited):

                                               2004              2003
                                             ________          ________

          Management fee                     $ 2,532           $ 7,819
          Reimbursable costs                  66,926            43,948

    The Fund keeps its checking and investment accounts at The Bancorp Bank ("TBB"). The son and the spouse of the Chairman of Resource America, Inc. are the Chairman and Chief Executive Officer, respectively, of TBB. The Fund maintains a normal banking relationship with TBB.

    Amounts due from related parties at December 31, 2003 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted to the Fund.

    Amounts due to related parties at December 31, 2003 represent monies due to the General Partner and/or its parent company for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

                      FIDELITY LEASING INCOME FUND VI, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)

4.  RELATED PARTY TRANSACTIONS (Continued)

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

5.  CASH DISTRIBUTIONS

    The General Partner declared a cash distribution of $1,628,225 during the quarter ended March 31, 2004 for the liquidation of the Fund. The distribution was paid in early April 2004.

                      FIDELITY LEASING INCOME FUND VI, L.P.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund VI, L.P. had revenues of $61,305 and
$97,453 for the three months ended March 31, 2004 and 2003, respectively. Earned income on direct financing leases and rental income from the leasing of equipment accounted for 69% and 81% of total revenues for the first quarter of 2004 and 2003, respectively. The decrease in total revenues during the first quarter of 2004 was primarily attributable to the decrease in earned income on direct financing leases. The decrease in this account resulted from the liquidation of the portfolio. Rental income for the period ended March 31, 2004 decreased slightly over the same period in the prior year. The decrease was related to a smaller portfolio due to planned liquidation and in 2004 certain rental agreements were settled. The decrease in interest income also contributed to the overall decrease in revenues during the first quarter of 2004. Interest income decreased by approximately $13,000 during the three months ended March 31, 2004 because of lower cash balances available for investment by the Fund resulting from significant cash distributions made to partners during 2003 in conformity with the dissolution of the Fund.

    Expenses were $101,438 and $132,337 for the three months ended March 31, 2004 and 2003, respectively. The overall decrease in expenses was attributable to the liquidation of the portfolio in the first quarter of 2004. The decrease in total expenses was primarily related to the decrease in manage-ment fee to related party during the first quarter of 2004. Management fee to related party decreased because of the decrease in rentals received on direct financing leases during the first quarter of 2004. The increase in general and administrative expense to related parties reduced the overall decrease in expenses in the first quarter of 2004. This account increased because of the increase in various expenses incurred and accrued to administer and liquidate the Fund.

    For the three months ended March 31, 2004 and 2003, the Fund had net loss of $40,133 and $34,884, respectively. The net loss per equivalent limited partnership unit, after net loss allocated to the General Partner, was $2.96 and $1.88 based on a weighted average number of equivalent limited partnership units outstanding of 13,445 and 18,380 for the three months ended March 31, 2004 and 2003, respectively.

    The Fund used cash from operations of ($40,848) and ($2,148) for the purpose of determining cash available for distribution during the quarter ended March 31, 2004 and 2003, respectively. There were no cash distributions paid to partners during the first quarter of 2004 and no cash distributions were paid to partners during the first quarter of 2003 for the three months ended March 31, 2004 and 2003. Subsequent to March 31, 2003, the General Partner declared and paid two cash distributions of $35,000 each and one cash distribution of $1,000,000 to partners totaling $1,070,000 for the first quarter of 2003. For financial statement purposes, the Fund records cash distributions to partners in the period in which they are declared.

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

    The cash position of the Fund was reviewed daily and cash was invested on a short-term basis. The General Partner declared a cash distribution of $1,628,225 during the quarter ended March 31, 2004 for the liquidation of the Fund. The distribution was paid in early April 2004.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Part II:  Other Information

                     FIDELITY LEASING INCOME FUND VI, L.P.

                                 March 31, 2004


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

                FIDELITY LEASING INCOME FUND VI, L.P.




            5-5-04     By:   /s/ Crit DeMent
                             ____________________________
                             Crit DeMent
                             Chairman of the Board of Directors
                             of LEAF Financial Corporation
                             (Principal Executive Officer)



            5-5-04     By:   /s/ Robert K. Moskovitz
                             ____________________________
                             Robert K. Moskovitz
                             Chief Financial Officer and Treasurer
                             of Accounting of LEAF Financial Corporation
                             (Principal Financial Officer)

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

Date:  May 5, 2004


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

Date:  May 5, 2004


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



      /s/ Crit DeMent
      ________________________
      Crit DeMent
      Principal Executive Officer of LEAF Financial Corporation
      May 5, 2004

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



      /s/ Robert K. Moskovitz
      ________________________
      Robert K. Moskovitz
      Principal Financial Officer of LEAF Financial Corporation
      May 5, 2004